Form 10KSB
period 2007-12-31
ImmunoBiotics Inc
filed 2008-04-10
CIK 1413579

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-KSB
______________

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 333-139354

IMMUNOBIOTICS, INC.
(Name of small business issuer in its charter)

Florida	20-0947115
(State of Incorporation)	(I.R.S. Employer Identification No.)

1060 Calle Negocio, Suite B, San Clemente California 92673
(Address of Principal Executive Offices)         (Zip Code)

800-524-9172
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

 (Title of Class)

       Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒       No  ☐

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

       State issuer’s revenues for its most recent fiscal year: $2,500

       The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of March 31, 2008, was approximately $7,079,158, based on $1.00, the price at which the registrant’s common stock was last sold on that date.

       As of March 1, 2008, the issuer had 15,460,000 shares of common stock outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐       No    ☒

PART I

Forward Looking Statements

Most of the matters discussed within this report include forward-looking statements on our current expectations and projections about future events. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur.

ITEM 1.  DESCRIPTION OF BUSINESS

General

At the present time, there is no public market for the common stock of ImmunoBiotics, Inc. and our common stock is not traded on any exchange. In December 2007, our registration statement on Form 10-SB was declared effective, and we are now subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, file reports and information with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Annual Report on Form 10-KSB for the year ended December 31, 2007, a copy of our Registration Statement on Form 10-SB, and our quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Our principal office is located at 1060 Calle Negocio, Suite B, San Clemente, California 92673. Our phone number is 800-524-9172 and our fax number is (949) 492-7611. Our website is www.lutimax.com.

Introduction

The name of our company is ImmunoBiotics, Inc.  We were incorporated under the laws of the State of Florida in 2004 under the name Multinational Merger Corporation.  Multinational Merger Corporation was originally formed for the purpose of, and engaged in the business of conducting regulatory compliance consulting, through our website, the archive of which can be seen at http://web.archive.org/web/20050322155356/http://www.mmc2100.com/.  The Company discontinued its consulting operations in November 2005.  In 2007, after learning of the opportunity to purchase the patent hereinafter discussed, we changed our business to that of the licensing of the development, marketing, distribution and sale of products manufactured under the patent.  In August 2007, we changed our name to ImmunoBiotics, Inc.

To date, we have had limited nutraceutical business activities.  We are a development stage entity in the process of establishing a business engaged in the licensing of the manufacture distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.  These naturally occurring dietary substances have not been chemically altered, and we believe have both health benefits and mass appeal to people wanting natural and non-toxic healthcare. To date, our nutraceutical business activities have been minimal and have included the acquisition of the patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” (the “Patent”) which protects the compounds and formulas that the products manufactured in accordance with our licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  The Patent is the cornerstone of our business.  At the present time, we have one licensee who has developed two lines of products based upon our patented compounds and formulas which contain the bioflavonoids Luteolin and Rutin (LutiMax   and LutiSport).  LutiMax is an antioxidant and anti-inflammatory product that provides various health benefits and LutiSport is a performance-enhancing sports product.  Both product lines consist of products that are intended for human consumption as well as consumption by household pets.  LutiMax and LutiSport, which are categorized as dietary supplements under the Dietary Supplement Health and Education Act (“DSHEA”), combine Luteolin and Rutin in a molecular complex to provide therapeutic health benefits to consumers.  LutiMax was designed to aid in the treatment of diabetes, autoimmune disorders, neurological diseases including neurological damage due to trauma, as well as inflammatory diseases, and aging.

Luteolin, and Rutin individually have both been proven in numerous scientific studies to effectively prevent and treat the cause and symptoms of many autoimmune disorders, inflammatory diseases, allergies, neurodegenerative diseases and cancer.  We believe, and our licensee has conducted research that shows, that our LutiMax formula increases the absorption of Luteolin into the bloodstream and tissue thereby aiding in the treatment of aforementioned medical conditions and aging.   This increased absorption of Luteolin into the bloodstream provides significant economic advantage to us over other providers of similar bioflavonoids when comparing the needs of the consumer to achieve blood concentrations of Luteolin that are in the therapeutic range. LutiSport was designed to enhance the body’s performance under the stress of exercise and in competitive sports.

Background

We have only recently commenced licensing operations of our nutraceutical products and therefore we have derived only minimal revenue royalty fees from the sale of our products by our licensee.  Prior to December 2007, our only material nutraceutical activities were the acquisition of the Patent and the development of a business plan to exploit the Patent, which included the entry into of a licensing agreement for the manufacture and sale of products covered by the Patent.  However, SYNORx, Inc., a company owned by the inventors of the Patent which was created to license the manufacture and sale of products covered by the Patent, did develop, test, manufacture and sell a limited quantity of LutiMax prior to our acquisition of the Patent.  In 2002, the Patent was assigned by the inventors to SYNORx, Inc.  Effective May, 2007, the Patent was assigned by SYNORx, Inc. to us and we entered into a nonexclusive license agreement with SYNORx, Inc., pursuant to which SYNORx, Inc. was granted a nonexclusive license to research, develop, market, distribute and sell LutiMax and related bioflavonoid-based products manufactured under the Patent.   Prior to our acquisition of the Patent, approximately $480,000 of LutiMax had been sold by SYNORx, Inc.

Company Objective and Mission

We are in the process of establishing a nutraceutical company specializing in the licensing of the rights to manufacture, develop, market, distribute and sell products based upon our own proprietary formulas and processes.  These products are made entirely of naturally occurring dietary substances.  These naturally occurring dietary substances have not been chemically altered from their natural state and are intended for ingestion by consumers as a supplement to their diet.    Our licensee is in the process of, and will continue to, develop and market products that have both health benefits and mass appeal to people wanting natural and non-toxic healthcare.  We anticipate that our licensees will manufacture and distribute products that are made using our patented compounds and formulas.  We also anticipate that we will sell, on our own, products manufactured by the licensees, for direct sale to consumers. We own a patent that was developed by our chief executive officer and chief financial officer which involves the combination and preparation of certain specific substances found in plants, known as bioflavonoids, in such a manner that the result is better absorption into the bloodstream and target tissues of the bioflavonoids ultimately having what we believe to be therapeutic effects in the human body.  These bioflavonoids have been proven in hundreds of studies published in internationally recognized medical and scientific journals, to effectively prevent and treat the cause and symptoms of many autoimmune disorders, inflammatory diseases, allergies, neurodegenerative diseases and cancer.  Previous use of bioflavonoids for such prevention and treatment of disease and aging has been frustrated by the fact that absorption of bioflavonoids into the human body has been difficult as many bioflavonoids are not uniformly  absorbed by merely eating the plant containing the bioflavonoids. One of our current lines of products, which is covered by the Patent and is known as LutiMax, is manufactured and distributed by our licensee SYNORx, Inc. and is manufactured and sold in the form of powder, tablets, capsules and lozenges containing bioflavonoids specially created using our Patent which we believe will increase the absorption and biological activity of the bioflavonoids.  Our other line of products which is covered by the Patent and is known as LutiSport is also manufactured and distributed by SYNORx, Inc. and is manufactured and sold as a powder, liquid, and as lozenges, each containing bioflavonoids specially created using our Patent which we also believe will increase the absorption and biological activity of the bioflavonoids to enhance the body’s performance.

Our business plan is to license the manufacture and sale of the products for human consumption covered by the Patent to nutraceutical and possibly drug companies for their sale of our products and to receive royalty payments from the sales of such products. Our products that are for consumption by household pets are currently sold to a pet food manufacturer.  SYNORx, Inc., a nutraceutical company formed and owned by our chief executive officer, Thomas P. Lahey and our chief financial officer, Vithal Rajadhyaksha, has engaged in prior sales of the LutiMax product line.  In order to maintain the continuity of existing sales of the LutiMax product line, we have granted a non-exclusive license to SYNORx, Inc. for the research, development, manufacturing, distribution, marketing and sale of the products covered by the Patent.  The license is for a period of five years and is renewable at the option of SYNORx, Inc. for additional five- year intervals through the effective dates of the Patent.  SYNORx, Inc. will pay us a minimum yearly royalty fee of $10,000 in addition to royalty fees which range between 5% and 10% of sales based on sales volume of the patented products.  SYNORx, Inc. will also manufacture products for us to market and sell ourselves.   Furthermore, we believe the continued research and development of new products by SYNORx, Inc. under our Patent will minimize our expenses and liabilities, thus increasing our net income and providing additional value to our shareholders.

We believe our potential for growth involves the continued research and development of products based on the Patent that can be marketed and sold through physicians, retail channels in North America and through distributors internationally in addition to wholesalers with respect to certain products such as the pet food supplement.  Retail channels would include independent and chain health food stores, pharmacies, grocery and drug chains and other direct to consumer retailers.

Existing Products

We currently have two product lines, the LutiMax product line and the LutiSport product line, both of which are manufactured and sold by SYNORx, Inc. under a license granted from us.  In addition, both product lines include products for human consumption and products for consumption by household pets.  The LutiMax line of products includes LutiMax 10mg tablets, LutiMax 100mg Lozenges and LutiSynTM Capsules for human consumption and a powder for canine consumption.  The recommended dosage of the 100 mg lozenges is one lozenge taken 4 times per day. The starting price paid by consumers for these products is $69.95 per bottle for a purchase of one to three bottles of the lozenges, each bottle containing 120 lozenges, with discounts provided for larger quantity purchases.  LutiMax is a dietary supplement, the two main ingredients of which are two bioflavonoids, Luteolin and Rutin.  LutiMax contains higher doses of Luteolin than any other product currently on the market, and we believe that due to our patent protection, it will remain the only product on the market containing such high doses of Luteolin that can deliver therapeutic levels of Luteolin to the consumer.

Our other line of products that is also manufactured and sold by SYNORx, Inc. under the license granted from us is the  LutiSport TM  line of products.  The LutiSport line of products include a  lozenge for human consumption and a powder for canine consumption.  The canine product is currently sold by SYNORx, Inc. to a pet products manufacturer.   The LutiSport products for human consumption have not yet been sold in the market.  As with LutiMax TM, LutiSport TM  is a dietary supplement, two of the main ingredients of which are the bioflavonoids Luteolin and Rutin.  LutiSport has not been introduced into the market as yet, but the introductory starting price to be paid by consumers for this product is expected to be $39.95 per bottle containing 60 lozenges.

Our licensee obtains Luteolin from US distributors who import it from several places, including China, where it is extracted from natural sources.   Our licensee purchases the Rutin from US distributors of dietary supplements.  The Luteolin, Rutin and certain other substances are then combined in accordance with our process in a facility in California.  The ultimate products, LutiMax and LutiSport, are then manufactured in the California facility in powder, pill, lozenge, or capsule form (for LutiMax) and powder, lozenge and liquid form (for LutiSport) under our specifications and guidelines.  All of the ingredients in both LutiMax and LutiSport are natural and none have been chemically altered or modified.

Luteolin (3’, 4’, 5, 7-tetrahydroxyflavone) is a flavonoid isolated from many plants including Reseda luteola L., Achillea millefolium L., Chamomillae requitita, Cynara scolymus, Thymus vulgaris, Limonium sinuatum, Arachis hypogaea L., Vitex rotundifolia, Erigeron cadadensis L., Sophora angustifolia, Satureja obovata, Lonicera japonica.     The most commonly consumed plants containing Luteolin are the peanut, artichoke, celery, red peppers and broccoli.     In its pure state, Luteolin is a yellow microcrystalline powder.  It is sparingly soluble in water, and is slightly more soluble in alkali and alcohol and is therefore difficult to absorb, which is the reason that we believe that Lutimax and LutiSport will be products for which there is a demand.

Our in-house, as well as internationally recognized and published research (which includes, among others the following: Mast cells, T cells, and inhibition by luteolin: implications for the pathogenesis and treatment of multiple sclerosis . Adv Exp Med Biol. 2007;601:423-30; Chemopreventive effects of minor dietary constituents in common foods on human cancer cells .   Biosci Biotechnol Biochem. 2007 Jun;71(6):1500-4; Modulation of interleukin-1beta mediated inflammatory response in human astrocytes by flavonoids: implications in neuroprotection .Brain Res Bull. 2007 Jun 15;73(1-3):55-63; A critical role of luteolin-induced reactive oxygen species in blockage of tumor necrosis factor-activated nuclear factor-kappaB pathway and sensitization of apoptosis in lung cancer cells ..   Mol Pharmacol. 2007 May;71(5):1381-8) has found that Luteolin has many health related benefits. Our Patent protects the use of Luteolin as a treatment for the prevention or cause of many diseases. Extracts from Chemomillae requitita (chamomile) and Achillea millefolium L. (yarrow), are rich in Luteolin and its glycosides.  They are well established for a wide range of beneficial effects such as anti-oxidant activity.  Luteolin, constituent of artichoke leaf extract, showed a concentration-dependent inhibitory activity in several models of oxidative stress.  The antioxidant potential of Luteolin, measured in Trolox test, is twice stronger than that of Vitamin E.  Luteolin is a significantly more potent antioxidant than the synthetic antioxidant butylated hydroxytoluene (BHT), which is generally used in oxygen sensitive processes to preserve foods.  Luteolin has strong scavenging properties for superoxide radicals.  Luteolin is a potent physical quencher of singlet oxygen.  Luteolin inhibits single strand breaks in DNA induced by singlet oxygen in a dose-dependent manner.  The enzyme xanthine oxidase is considered to be the most prominent biological source of harmful superoxide radicals.  Luteolin is a strong competitive inhibitor of xanthine oxidase, which results in a reduced formation of damaging free radicals including superoxide, the hydroxyl radical, nitric oxide and peroxynitrate.

History

The provisional patent application for the United States Patent No. 6,774,142 was originally filed in 2001 by the inventors, Thomas P. Lahey and Vithal J. Rajadhyaksha, two organic chemists, each of whom is currently an officer and director of the Company.  The U.S. Patent and Trademark Office granted the patent in 2004. In 2002, all rights to the Patent were assigned by the inventors to SYNORx, Inc., an entity owned by the inventors.

In 2007, SYNORx, Inc. elected to transfer all rights to the Patent to us.  Effective May, 2007, we acquired the rights to the Patent and the rights to the LutiMax formulas.  In connection with such transaction, we issued 8,794,042 shares of our common stock, representing approximately 59% of our outstanding shares of common stock at the time to the shareholders of SYNORx, Inc.   Prior to that time, we had not engaged in any nutraceutical business activities.

Funding

 SYNORx has provided inventory of LutiMax to us for resale and we intend to sell the inventory dring the year.. We intend to generate working capital to fund our business plan from royalty payments from our patent and sales of our products manufactured for us by SYNORx, Inc. and other future licensees.  If such amounts are not adequate to cover our expenses, we intend to raise additional capital form the sale of our securities.  To date, we have primarily derived our funding from capital investments from shareholders and to a lesser extent from royalty fees.

RESEARCH AND DEVELOPMENT

In the United States SYNORx, Inc. currently conducts a portion of our research and development of our products in small laboratories where chemical experimentation and testing is done under the supervision of our Chief Executive Officer who is also the Chief Executive Officer of SYNORx Inc.  SYNORx, Inc. has also outsourced our research and has provided grants to several institutions which have larger research facilities including Stanford Research Institute, the University of North Carolina at Chapel Hill, The VU University in Amsterdam, The University of Illinois at Champaign Urbana, Massachusetts General Hospital, the University of California, Irvine, and to several medical professionals, where they have used our patented products or formulas to evaluate and test the results of the combinations of various bioflavonoids. However, our research in the United States is limited in scope and nature by regulations. SYNORx, Inc. has conducted and continues to conduct extensive research in China, where the scope of allowable testing is less expensive, broader in scope of testing, and is approved at a faster pace than that of the United States.  Although our licensee does not conduct formal medical testing on humans in the United States, our licensee has distributed products to consumers with various medical conditions who have requested or purchased such products and have kept testimonial records of the effects of our products reported to them by such consumers while under the care of their personal physicians or medical professionals.  We expect our licensees to develop products by identifying scientifically-supported ingredients that have broad therapeutic or other health-related benefits which can be delivered through our patented formulas.  The research and development efforts in deciding on any particular ingredient to include in any particular formula for any product will primarily involve review of scientific literature and results of research performed by our licensees and any outsourced research, active participation in industry trade shows and seminars on new ingredients, gathering information through relationships with existing suppliers and ongoing feedback from sales and marketing personnel on current and future product trends.  We expect that the licensee(s) will include industry-accepted ingredients into single-ingredient product formulas or complex formulas that combine other natural-based dietary ingredients with added benefits to the consumer seeking specific therapeutic activities.  Although our Company has only spent a minimal amount, $45,000,  on research and development of products, the inventors of the Patent and SYNORx, Inc. have spent approximately $3,000,000 in the research and development in the processes and formulas and efficacy of the products and formulas identified in the Patent that resulted in the creation and improvements to the products known as LutiMax and LutiSport.

MANUFACTURING AND QUALITY CONTROL

The manufacture of both LutiMax and LutiSport is a multi-step process.    The initial steps in the manufacturing process are the isolation by extraction of the two main ingredients, Luteolin and Rutin.  SYNORx, Inc. purchases Luteolin from a US-based distributor who imports the Luteolin from third-party manufacturers located in several countries, including China.  These third party manufacturers extract Luteolin from natural food sources in accordance with our guidelines and Good Manufacturing Practices (GMP).  The Rutin is purchased from US-based companies that import the Rutin from manufacturing companies located in China and Brazil using GMP.  The final steps of the process are conducted in the United States in FDA-approved GMP facilities. The extracted Luteolin and Rutin are then sent to a facility in California where they are combined with other substances in accordance with our formulas and specifications and manufactured under strict quality control and safety guidelines in the form of a powder, pill, lozenge, or capsule in the case of LutiMax and the form of a powder, lozenge and liquid in the case of LutiSport,, and then bottled, labeled, and packaged for bulk distribution.

SYNORx, Inc. is not substantially dependent on any single raw material supplier or packaging supplier since alternative sources of materials, with equal quality, could be quickly obtained if any of the current suppliers cease to supply them adequately.  Although SYNORx, Inc.  currently uses only one particular US-based distributor who currently relies on one third-party manufacturer located in China to extract and provide us with the Luteolin used in our product and one third–party raw material supplier located in the United States to provide us with the extracted Rutin used in our products, we believe that other distributors and contract manufacturers could be quickly secured if these current manufacturers cease to perform adequately.  Over the past five years, SYNORx, Inc. has identified and evaluated several competitive suppliers of Luteolin and Rutin within China, South America, and the United States and is confident that the there is availability and supply of adequate amounts of Luteolin and Rutin to meet the demand of SYNORx, Inc. and our anticipated increased demand in the future should the existing suppliers currently used cease to perform adequately.

SYNORx, Inc. has also identified and tested the abilities of several contract manufacturing companies to manufacture LutiMax and LutiSport and is confident that manufacturing capacity, quality control, and pricing are substantially redundant in the dietary supplement industry to meet our needs.  However, an unexpected interruption or a shortage in supply of our key ingredients Luteolin and Rutin could adversely affect our business.

DISTRIBUTION

We expect to license the rights to market and distribute our products for human consumption through licensees who utilize the internet for the placement of orders, independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in the United States as well as directly to physicians for use with their patients.  In addition, with respect to our products for household pets, we expect our licensee to continue to sell directly to pet food wholesalers.  To date, we have formalized arrangements for the distribution of our products with one licensee, SYNORx, Inc., an entity founded and owned by our chief executive officer and chief financial officer that was the previous owner of the Patent. We have entered into a five- year non exclusive patent license agreement (with an option by the licensee to renew for additional five year periods through the effective dates of the Patent), with SYNORx, Inc. pursuant to which we have granted them a license for the research, development, marketing, distribution and sale of LutiMax and related bioflavonoid-based products manufactured under the Patent.  In addition, the agreement states that any new patents applied for by us regarding the utility of Luteolin or related compounds will be offered for license to SYNORx, Inc. under a separate agreement. In consideration of the license, SYNORx, Inc. has agreed to pay us an annual minimum royalty of $10,000 in addition to royalty payments ranging from 5% to 10% of sales depending on sales volume.  To date, we have received minimal royalty fees on sales of our products by SYNORx, Inc.  The agreement does provide that we have rights to inspect products for quality control and that all products must meet minimum standards for dietary supplements.  Prior to our acquisition of the Patent from SYNORx, Inc., SYNORx, Inc. had limited distribution of LutiMax through distributors on the internet and directly to physicians. SYNORx, Inc. has ongoing sales of LutiMax with a substantial percentage of the customers being repeat customers who have been using the product for many years.   The fulfillment of internet and phone orders from new and existing customers is currently performed by SYNORx, Inc.   We generally expect to maintain sufficient inventories to meet customer orders as received.

In January 2008, SYNORx, Inc. entered into a three year exclusive agreement with a manufacturer and distributor of canine supplements.  The agreement provides that the manufacturer-distributor will purchase certain minimum yearly quantities (which minimum increases each year) of both LutiMax and LutiSport pet food for use in canine supplements.  The exclusivity is contingent upon the distributor having purchased the minimum quantity in the prior year.

COMPETITION

The market for nutraceuticals is highly competitive.  This market includes manufacturers, distributors and physicians. Numerous manufacturers and distributors compete with us and our licensee for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies and health food stores.  Many of the competitors are substantially larger and more experienced than us and our licensee, have longer operating histories, and have materially greater financial and other resources than us and our licensee.  We may not be able to successfully compete with them in the marketplace nor may our licensees.

The principal competition in the health food store distribution channel that we and our licensees will face comes from a limited number of large nationally known manufacturers and many smaller manufacturers of dietary supplements.  Since neither we nor our licensee market products based upon the Patent into mass-market distribution channels, neither of us anticipate   facing direct competition from broad line manufacturers and major private label manufacturers and other companies.  However, we and our licensee face indirect competition from mass-market distribution channels to the extent that consumers may choose to forgo their purchases of certain dietary supplements in the health food store distribution channels based on consumer purchasing practices, limited consumer knowledge of the therapeutic benefits of products based upon the Patent or the price and availability of products based upon the Patent.  In addition, we and our licensees will compete with several large pharmaceutical companies for therapeutic and symptomatic relief of disease symptoms.

The main competitors include, but are not limited to, Beyond a Century, Dr. Whittaker, Unigen Pharma, Dr’s Best, Metagenics, Twin Labs, Herbalife,  Nutrilite, and Isagenix.  We and our licensees also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.  In addition, we anticipate that there will be competition from sellers that utilize electronic commerce.

The market is highly sensitive to the introduction of new products.  As a result, in order to remain competitive, we and our licensees will need to successfully introduce new products.

We and our licensees also face competition form many large drug companies who see natural dietary supplements such as LutiMax as competitive to their medicines and drugs.  Many of these drug companies are substantially larger and more experienced than us and our licensees, have longer operating histories, and have materially greater financial and other resources than us and our licensees.  These drug companies also have substantially greater political influence and regulatory support for the use of their products in the treatment of diseases.

In addition, our products that are added as supplements to pet food face competition from many manufacturers of other pet food supplements.  As with the nutraceutical market, many of the pet food competitors are substantially larger and more experienced than us, have longer operating histories, and have materially greater financial and other resources than us.  Although our product line is unique, we may not be able to successfully compete with them in the marketplace.

We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

We believe that we will be able to compete with other nutritional supplement, drug companies and pet food supplement manufacturers because we believe that products based upon our Patent are superior products because of their numerous health benefits and we have patent protection within the United States.

TRADEMARKS AND PATENTS

We regard our patents, trademarks, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, suppliers and others to protect our proprietary rights.

We have received patent protection in the United States for the individual compounds, formulas and compositions in products manufactured and sold under the trade name LutiMax and LutiSport.    SYNORx, Inc. plans to register the LutiMax name and the LutiSport name in the United States and plans to register the trade name LutiMax and LutiSport in certain foreign countries SYNORx has also filed patent applications in China, Korea, Japan, Brazil and the European Union for the individual compounds, formulas and compositions in products manufactured and sold under the trade name LutiMax and LutiSport. The steps we take to protect our proprietary rights in our brand name may not be adequate to prevent the misappropriation of our brand name in the United States or abroad.  Existing patent and trademark laws afford only limited practical protection for our product lines.  The laws and the level of enforcement of such laws in certain foreign countries where we market our products often do not protect our proprietary rights in our products to the same extent as the laws of the United States.  However, because of the rapid pace of the natural product industry's development, we believe that the legal protection for our product is less significant to our success than the knowledge, technical expertise and marketing skills of our personnel, the frequency of product expansion and pace of market penetration.

INDUSTRY OVERVIEW

The nutritional supplements industry is highly fragmented and intensely competitive. It includes companies that manufacture and distribute products which are generally intended to enhance the body's performance as well as to enhance well being. Nutritional supplements include vitamins, minerals, dietary supplements, herbs, botanicals and compounds derived therefrom. Opportunities in the nutritional supplements industry were enhanced by the enactment of the Dietary Supplement Health and Education Act of 1994 ("DSHEA").  Under DSHEA, vendors of dietary supplements are now able to educate consumers regarding the effects of certain component ingredients.  However, they are subject to many regulations regarding labeling and advertising of such products. See “Regulation” below.

REGULATION

In both the United States and foreign jurisdictions, we as well as our licensees are subject to compliance with laws, governmental regulations, administrative determinations, court decisions and similar constraints.  Although the products manufactured that are covered by our Patent are not deemed to be drugs, they are deemed to be dietary supplements and therefore are subject to all regulations regarding products ingested by consumers and dietary supplements.  Such laws, regulations and other constraints exist at the federal, state and local levels in the United States and at all levels of government in foreign jurisdictions.  These regulations include constraints pertaining to (i) the manufacturing, processing, formulating, packaging, labeling, distributing and selling (ii) advertising of products and product claims (iii) transfer pricing, and (iv) method of use.

In the United States, the formulation, manufacturing, packaging, storing, labeling, advertising, distribution and sale of products covered by the Patent are subject to regulation by various governmental agencies, which include, among others (i) the Food and Drug Administration (“FDA”), (ii) the Federal Trade Commission (“FTC”), and (iii) the Consumer product Safety Commission. The most active regulation has been administered by the Food and Drug Administration, which regulates the formulation, manufacture and labeling of products pursuant to the Federal Food, Drug and Cosmetic Act (‘FDCA”) and regulations promulgated thereunder. Most importantly, the FDA has guidelines under the Dietary Supplement Health and Education Act (DSHEA) to enable the manufacturing, advertising, marketing, and sale of dietary supplements.  In addition, the FTC has overlapping jurisdiction with the FDA to regulate the interstate labeling, promotion, advertising and sale of dietary supplements, over the counter drugs, and foods.

Compliance with applicable FDA and any state or local statutes is crucial. Although we believe that we and our licensee are in compliance with applicable statutes, should the FDA amend its guidelines or impose more stringent interpretations of current laws or regulations, we or our licensees may not be able to comply with these new guidelines. As an indirect marketer of a product that is ingested by consumers, we are always subject to the risk that one or more of our products that currently are not subject to regulatory action may become subject to regulatory action.  Such regulations could require the reformation of certain products to meet new standards, market withdrawal or discontinuation of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation regarding the properties of certain products, expanded or different labeling and/or additional scientific substantiation.  Failure to comply with applicable requirements could result in sanctions being imposed on us, our licensees, or the manufacturers of any of our products, including but not limited to fines, injunctions, product recalls, seizures and criminal prosecution.

The FDCA generally regulates ingredients added to foods and requires that such ingredients making up a food product are themselves safe for their intended uses.  In this regard, generally when a company adds an ingredient to a food, the FDCA requires that the ingredient either be determined by the Company to be generally regarded as safe (“GRAS”) by qualified experts or go through FDA’s review and approval process as a food additive.

The FDCA has been amended with respect to dietary supplements by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”).  The DSHEA provides a statutory framework governing the safety, composition and labeling of dietary supplements. It regulates the types of statements that can be made concerning the effect of a dietary supplement.  The DSHEA generally defines the term “dietary supplement” to include products that contain a “dietary ingredient” which may include vitamins, minerals, herbs or other botanicals, amino acids, and metabolites. Our products contain bioflavonoids currently consumed as part of a healthy and regular diet of human beings and therefore are considered dietary supplements. Under the DSHEA, a dietary supplement manufacturer is responsible for ensuring that a dietary supplement is safe before it is marketed. Generally, under DSHEA, dietary ingredients that were on the market before October 15, 1994 may be sold without FDA pre-approval and without notifying the FDA.  On the other hand, a new dietary ingredient (one not lawfully on the market before October 15, 1994), such as LutiMax, requires proof that it has been present in the food supply as an article used for food without being chemically altered, or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe.  With respect to products or supplements that are manufactured and distributed on our behalf, we intend to comply with and will endeavor to bring our operations and the operations of our licensees into compliance with regulatory requirements relating to such products or supplements.  However, the FDA may not accept the evidence of safety for any new dietary ingredients that we, or our licensees with our approval, may decide to use, and the FDA’s refusal to accept such evidence could result in regulation of such dietary ingredients as adulterated, until such time as reasonable expectation of safety for the ingredient can be established to the satisfaction of the FDA.

With respect to labeling, DSHEA permits “statements of nutritional support” for dietary supplements without FDA pre-approval. Such statements may describe how particular dietary ingredients affect the structure, function or general well being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well being (but may not state that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease). This, therefore, severely limits the direct advertising of the healthcare benefits of products based upon the Patent.  A company making a statement of nutritional support must possess substantiating evidence for the statement, and disclose on the label that the FDA has not reviewed that statement and that the product is not intended to diagnose, treat, cure or prevent a disease.

We intend to cause our licensees to label products based upon the Patent with statements of nutritional support and believe that we have adequate substantiating evidence to support such statements.  In fact, the label on the LutiMax and LutiSport bottles contains the following statements “These statements have not been evaluated by the FDA.  This product is not intended to diagnose, treat, cure or prevent any disease.”  This or similar language is specifically required to be on every label and advertisement of every dietary supplement sold within the United States under DSHEA.  However, the FDA may determine that a given statement of nutritional support that we or our licensees decide to make is a drug claim rather than an acceptable nutritional support statement. Such a determination would require deletion or substantiating proof of the drug claim.

In addition, DSHEA allows the dissemination of “third party literature”, publications such as reprints of scientific articles linking particular dietary, ingredients with health benefits.  Third party literature may be used in connection with the sale of dietary supplements to consumers.  Such a publication may be so used if, among other things, it is not false or misleading, no particular brand of dietary supplement is promoted and a balanced view of available scientific information on the subject matter is presented. There can be no assurance, however, that all pieces of third party literature that may be disseminated in connection with our products will be determined by the FDA to satisfy each of these requirements, and any such failure could subject the product involved to regulation as a new drug or as a “misbranded” product, causing us to incur substantial fines and penalties.

The products covered by the Patent and product related activities may also be subject to regulation by other regulatory agencies, including but not limited to the Federal Trade Commission (“FTC”), the Consumer Products Safety Commission, the United States Department of Agriculture, the United States Postal Service, the United States Environmental Protection Agency and the Occupational Safety and Health Administration. Advertising of dietary supplement products is subject to regulation by the FTC under the Federal Trade Commission Act (“FTCA”). The FTCA prohibits unfair methods of competition and unfair or deceptive trade acts or practices in or affecting commerce. Furthermore, the FTCA provides that the dissemination or the causing to be disseminated of any false advertising pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Pursuant to this FTC requirement, we are required to have adequate substantiation of all material advertising claims made for products covered by the Patent. Failure to adequately substantiate claims may be considered either deceptive or unfair practices.

 The FTC has recently issued a guidance document to assist supplement marketers of dietary supplement products in understanding and complying with the substantiation requirement.

The FTC is authorized to use a variety of processes and remedies for enforcement, both administratively and judicially including compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. State and local authorities can also regulate advertising and labeling for dietary supplements and conventional foods.

Our activities and those of our licensees are also regulated by various agencies of the states and localities in which products based upon the Patent are sold.  The products covered by the Patent and product-related activities may also be regulated by the applicable regulatory agencies in other countries in which the products are sold. In foreign markets, prior to commencement of operations and prior to making sales, our licensees may be required to obtain approval, license or certification from the country’s agency governing health.  The approval process can be lengthy and costly and may require reformulation of products or labeling.   However, our failure or the failure of our licensees to comply with foreign regulations could result in products being rejected for sale in such country.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business and that of our licensees.

Our licensee, SYNORx, Inc., previously applied for approval of synthetically produced Luteolin (non-naturally occurring Luteolin manufactured by synthetic organic chemistry) as a new dietary ingredient under DSHEA.  Although the application was rejected by the FDA, our licensee, SYNORx, Inc., believes and we believe that adequate information exists in the currently published medical and scientific literature to support the use of synthetically produced Luteolin as a dietary supplement.  Use of synthetically produced Luteolin would result in an increase in the supply of Luteolin, which we believe would result in a decrease in the cost of Luteolin.   However, without such approval, our licensee, SYNORx, Inc., and therefore we, do not use synthetically produced Luteolin. As stated previously, our licensee SYNORx, Inc. and we use only naturally occurring Luteolin isolated from natural food sources that has not been chemically altered.  Therefore, we believe we are in full compliance will all FDA regulations and guidelines.

ITEM 1A.  RISK FACTORS

An investment in our securities is highly speculative and involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below, which are only a few of the risks associated with investing in our common stock. You should be in a position to risk the loss of your entire investment.

Risks Relating to Our Business

We have a limited operating history.

We were incorporated in 2004 and have a limited operating history in the nutraceutical business.  Our only nutraceutical business activities to date have been the acquisition of the Patent, the development of a business plan to exploit the Patent  and a limited number of indirect sales of the products which are covered by the Patent.  We are subject to all of the business risks and uncertainties associated with any new business enterprise. In light of our lack of any operating history, there can be no assurance that we will be able to implement any aspect of our business plan or establish a successful business.

We may not be profitable.

For the year ending December 31, 2007, we have had limited indirect sales that provided royalty revenue of $2,500, no income and sustained a net loss of $230,123. During the year ended December 31, 2007, we did not pay or accrue any salary expense; however commencing January 1, 2008 we expect to accrue salary expense and to pay salaries at such time as we have adequate funds to make such payments.  Therefore, we expect to incur additional expenses.  In order to establish our business, we will need to rely on the sales of the products and royalty fees and will incur expenses for advertising, information systems, rent and additional personnel to support these activities in addition to the salary expenses already mentioned.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and the ability of our licensees to generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

We may not be able to continue as a going concern.

During the year ended December 31, 2007 we had minimal income from operations but incurred $232,623  of operating expenses and at December 31, 2007 had an accumulated deficit of $251,170 and stockholder’s deficit of $100,763.  During the year ended December 31, 2006 we had no income from operations, and at December 31, 2006 had an accumulated deficit of $21,047 and a stockholder’s deficit of $7,800.  The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2006 and December 31, 2007 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We face substantial uncertainties in establishing our business.

To date, our only material business activities have been the acquisition of the Patent, the development of our business plan and a limited number of indirect sales of our products.  We have not generated any income and have generated minimal revenue.

We believe that in order to establish a successful business we must, among other things, hire personnel to run our day to operations, develop a distribution network and establish a customer base.  If we are unable to accomplish one or more of these goals, our business may fail.

Our licensee depends on third-party suppliers and manufacturers.  Any disruption or extended delay in product supply from any of our third-party suppliers could have a significant adverse impact on our operations.

There are numerous companies that produce or supply nutraceutical products.  We do not manufacture any of our ingredients for our products or the products themselves directly and our licensee depends entirely on third party manufacturers and suppliers.  Our licensee does not have guaranteed supply or pricing arrangements with its suppliers, but submits purchase orders and pays for ingredients and materials as needed. As a result, our licensee risks increased cost of materials and difficulty in procuring products.

To better align its costs with market conditions and to increase productivity and operational efficiency, our licensee has outsourced, and plans to increase the outsourcing of, certain functions to third parties. Our licensee currently utilizes one raw material supplier in the United States to provide it with natural Luteolin extracted from plants that is used in the manufacture of our products, one raw material supplier in the United States to provide it with the extracted Rutin used in the manufacture of our products and one manufacturer in California to combine the ingredients in accordance with our Patent to produce the final end product, LutiMax in the form of a powder, pill, lozenge, or capsule or LutiSport in the form of a powder, lozenge or liquid.

The ability of our licensee and any future licensees to enter new markets and sustain satisfactory levels of sales in each market will be dependent in part upon the ability of these suppliers and manufacturers or other suitable outside suppliers and manufacturers to properly perform their functions and to comply with local regulations or market environments, for introduction into such markets. Finally, the development of additional new products in the future will likewise be dependent in part on the research and services of SYNORx, Inc. While outsourcing may reduce the cost of operations, it also reduces direct control by our licensees over the services rendered.  Although we attempt to select reputable licensees and will conduct quality control tests, it is possible that one or more of these providers could fail to perform as we expect. In addition, the expanded role of third party providers has required and will continue to require us to implement and adopt new procedures and processes for retaining and managing these providers.

The failure of any manufacturer to supply products as required by our licensees could have a material adverse effect on our business, results of operations and financial condition. If we and our licensees do not timely and effectively develop and implement our outsourcing strategy or if third party providers do not perform as anticipated, our licensees may experience operational difficulties, increased costs, or even manufacturing delays, which could materially and adversely affect our business, financial condition and results of operations.

Although we believe that a number of alternative manufacturers are available and that our licensees could replace our main suppliers with alternative sources at comparable prices and terms, any disruption or extended delay in raw material products supply from any of our third party suppliers could have a significant adverse impact on our operations.  In addition, the time needed to replace any main supplier could adversely affect our operations by delaying shipments and potentially losing customers to our competition.

Our business is sensitive to public perception.  If any product covered by the Patent proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted.

Our results of operations may be significantly affected by the public’s perception of our Company and similar companies. The products covered by the Patent have not been approved by the FDA and have not been endorsed by any organization searching for cures for the diseases that we believe such products treat or prevent.  Although the naturally occurring chemically unaltered products covered by the Patent are not required to be approved by the FDA, many consumers only purchase FDA approved products.   In addition, our business could be adversely affected if any of the products covered by the Patent or similar products distributed by other companies proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding the safety or effectiveness of our products or any similar products.  The dietary supplement products based upon our Patent contain vitamins, minerals, extracts from herbs and other ingredients that we regard as safe when taken as directed by us and that various scientific studies and literature have suggested may offer health benefits.  While quality control testing is conducted on the ingredients in such products, we are highly dependent upon consumers' perception of the overall integrity of the dietary supplements business.  The safety and quality of products made by competitors in our industry may not adhere to the same quality standards that ours do, and may result in a negative consumer perception of the entire industry.  If the products based upon the Patent suffer from this negative consumer perception, it is likely our sales will slow and we will have difficultly generating revenues.

If the products sold by our licensees do not have the healthful effects intended, our business may suffer.

In general, the products sold on our behalf by our licensees consist of food, nutritional supplements which are classified in the United States as “dietary supplements” which we believe do not require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these innovative product ingredients or combinations thereof in concentrated form.  The products covered by the Patent could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions.  In addition, such products have been proven to be more effective when taken in accordance with certain instructions which include certain dietary restrictions.  Therefore, such products may not be effective if such instructions are not followed.  Furthermore, there can be no assurance that any of the products covered by the Patent, even when used as directed, will have the effects intended or will not have harmful side effects.  We perform research and/or safety and purity tests in connection with the formulation and production of the products manufactured covered by the Patent, and from time to time our licensees may conduct or sponsor clinical studies. If any of such products were shown to be harmful or negative publicity resulted from an individual who was allegedly harmed by one product, it could hurt our business, profitability and growth prospects.

We and our licensees are at risk for product liability claims and require adequate insurance to protect us against such claims.  If we are unable to secure the necessary insurance coverage at affordable cost to protect our business against any claims, then our exposure to liability will greatly increase and our ability to market and sell our products will be more difficult since certain customers rely on this insurance in order to distribute our products .

We and our licensees are constantly at risk that consumers and users of our products will bring lawsuits alleging product liability.  Even though we do not manufacture products, a consumer could bring a lawsuit against us alleging product liability due to our ownership of the Patent.  We are not aware of any claims pending against us, our licensees or the products covered by the Patent that would adversely affect our business.  While we will continue to attempt to take what we consider to be appropriate precautions, these precautions may not protect us from significant product liability exposure in the future.  We currently do not have any product liability insurance and there can be no assurance that even if we were to attempt to obtain such insurance that we will be able to obtain, retain coverage or that this coverage will be cost-justified or sufficient to satisfy any future claims.   If we are sued, we may not have sufficient resources to defend against the suit or to pay damages.  A material lawsuit could negatively impact our business.

The success of our business will depend upon our ability to create brand awareness.

The market for nutraceuticals is already highly competitive, with many well-known brands leading the industry.  Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of the products based upon the Patent distinct from those of our competitors. However, advertising and packaging and labeling of such products will be limited by various regulations. We believe that LutiMax and  LutiSport are superior products that have many health benefits based upon our research.  Our success will be dependent upon our ability to convey this to consumers.

We must continue to develop and introduce new products to succeed.

The nutraceutical industry is subject to rapid change. New products are constantly introduced to the market.  Our ability to remain competitive depends on our ability and that of our licensees to enhance existing products, continue to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we, or our licensees, will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including the following:

•	proper new product selection;
•	successful sales and marketing efforts;
•	timely delivery of new products;
•	availability of raw materials;
•	pricing of raw materials;
•	regulatory allowance of the products; and
•	customer acceptance of new products.

Our licensees face challenges in developing new products, primarily with funding development costs and diversion of management time.  On a regular basis, we and our licensees will evaluate opportunities to develop new products through product line extensions and product modifications.  However, there is no assurance that we or our licensees will successfully develop product line extensions or integrate newly developed products into our business.  In addition, newly developed products may not contribute favorably to our operations and financial condition.  Our failure to develop, or have developed on our behalf, and introduce new products on a timely basis would adversely affect our future operating results.

We may face significant competition which could adversely affect our revenues, results of operations and financial condition .

The market for nutraceuticals is highly competitive.  Numerous manufacturers and distributors compete with us and our licensees for customers throughout the United States, Canada and internationally in the packaged nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent pharmacies, and health food stores.  Many of our competitors are substantially larger and more experienced than we are.  In addition, they have longer operating histories and have materially greater financial and other resources than we or our licensees do.  They therefore have the advantage of having established reputations, brand names, track records, back office and managerial support systems and other advantages that we will be unable to duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which neither we nor our licensees have access, and are not reasonably likely to duplicate in the near term, if ever. Many of these competitors are private companies, and therefore, we cannot compare our revenues with respect to the sales volume of each competitor.  If we or our licensees cannot compete in the marketplace, we may have difficulty selling our products and generating revenues.  Additionally, competition may drive down the prices of our products, which could adversely affect our cost of goods sold and our profitability, if any.

We are also subject to competition from many drug companies due to the fact that our product has what we believe to be health benefits that certain drugs are created to produce.

The sale of our products as pet food supplements is also subject to competition from manufacturers of pet food supplements, many of whom are substantially larger, have more experience, longer operating histories and greater financial and other resources than us.

We are also subject to competition in the attraction and retention of employees.  Many of our competitors have greater financial resources and can offer employees compensation packages that are difficult for us to compete with.

Our success is dependent upon our ability to protect and promote our proprietary rights.

 The formulas used to produce LutiMax and LutiSport and the processes to make them are proprietary to the Company.  Our success will depend in large part on our ability to protect and promote our proprietary rights to our formulas and proprietary processes and ingredients.

Our ability to compete effectively depends, to a significant extent, on our ability to maintain the proprietary nature of our intellectual property.   We believe that our trademarks and patent have significant value and are important in the manufacture and marketing of products covered by the Patent.  The inventors of the Patent were granted patent protection for our formulas, applications for use, and the universal use of several unique compounds in 2004 and assigned all rights to the Patent to us in 2007, however, there can be no assurance that the scope of the Patent is broad enough to protect all of our interests or that it cannot be circumvented, that it will not violate the proprietary rights of others, or that we will not be prevented from using our product and trademarks if challenged.   In fact, even if broad enough, others may still infringe upon our rights, which will be costly to protect. We currently believe that there are third parties infringing our rights and we are currently evaluating whether the legal costs involved in protecting our rights outweigh the benefits that we will derive from commencing such legal action.  Furthermore, the laws of other countries may less effectively protect our proprietary rights than U.S. laws. Infringement of our rights by a third party could result in uncompensated lost market and revenue opportunities.

We depend upon our executive officers and key personnel.

Our performance depends substantially on the performance of our executive officers and other key personnel.  Our chief executive officer and our chief financial officer, each organic chemists, are the inventors of the process and formulas used to manufacture the products sold by us and our licensee.  They also are in control of our licensee and therefore we anticipate that they will be the developers of any additional products that are manufactured by our licensee.    The loss of services of either of them could have a material adverse effect on our business, revenues, and results of operations or financial condition.  We do not maintain key person life insurance on the lives of our officers or key employees.

The success of our business in the future will depend on our ability to attract, train, retain and motivate high quality personnel.  Competition for talented personnel is intense, and we may not be able to continue to attract, train, retain or motivate other highly qualified technical and managerial personnel in the future.  In addition, market conditions may require us to pay higher compensation to qualified management and technical personnel than we currently anticipate.  Any inability to attract and retain qualified management and technical personnel in the future could have a material adverse effect on our business, prospects, financial condition, and/or results of operations.

Our current management may control the right to vote our common stock and they may be able to control our company indefinitely.

The members of our Board and management team will collectively own or control the right to vote over 54% of our outstanding common stock.  As a result, our Board and management may collectively be able to effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  This concentration of ownership might have the effect of delaying or preventing a change in control and might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Mr. Lahey and Dr. Rajadhyaksha do not currently devote all of their time to our Company.

Acting as our President and Chief Executive Officer is not the sole business activity of Mr. Lahey nor is Dr. Rajadhyaksha’s sole business activity acting that of acting as our Chief Financial Officer, Vice President, Secretary and Treasurer.  Each of Mr. Lahey and Dr. Rajadhyaksha have complete discretion to decide how much time they will devote to our business.

We need to obtain funding in order to implement our business plan.

To date, for our funding, we have relied on limited capital contributions from our current shareholders.   For the year ended December 31, 2007 we had minimal revenue from royalty payments. As of December 31, 2007, we had very minimal cash and cash equivalents.  We will continue to rely on contributions from our shareholders until such time that the Company is selling products and generating revenues.

If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

We may encounter significant difficulties in raising capital in light of the fact that we have limited operations and have not yet generated substantial revenues.  If we are unable to obtain the necessary funding, we would need to modify our business plan or discontinue our business.

We currently do not have the personnel required to implement our business plan.

As of December 31, 2007, we had no employees and retained a few outside consultants during the course of the year.  Additionally, our two officers devote a substantial portion of their business time and effort to other businesses.

To date, the Company has no sales or marketing capability. We still need to hire personnel in the areas of accounting, customer service and marketing in order to operate our business as planned.  Furthermore, our future performance will be substantially dependant on our ability to hire and retain employees with the experience and skills to implement our business plan.  The creation of an infrastructure to commercialize our technology may be difficult, expensive and time consuming.  If we are unable to attract and retain these personnel, it would have a material adverse effect on our business prospects, financial condition, and results of operations.

The Company’s management may experience difficulty managing its growth.

The Company's officers have had limited experience in managing large companies. Further growth and expansion of the Company's business would place additional demands upon the Company's current management and other resources and would require additional production capacity, working capital, information systems, management, operational and other financial resources. Further growth of the Company will depend on various factors, including, among others, its ability to attract and retain new employees, the development of new products, competition and federal and state regulation of the nutritional supplements industry.  Not all of the foregoing factors are within the control of the Company. No assurance can be given that the Company's business will grow in the future and that the Company will be able to effectively manage such growth. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition would be materially adversely affected.

We do not have an experienced chief financial officer.

At the present time, Dr. Rajadhyaksha serves as our Chief Financial Officer.  He does not have significant experience in this area and he does not devote his full time to the Company’s business.  We have retained an outside consultant to aid Dr. Rajadhyaksha in this role, however the consultant also does not devote his full time and attention to our business nor is he involved in our day to day operations.  Our ability to generate accurate financial statements on a timely basis may be impaired by our current situation.  Furthermore, our ability to establish appropriate accounting controls and systems may also be impaired.  This could result in the failure to collect revenues that are due, overpayment for products and other accounting related problems.  These problems could have a material adverse effect on our business, financial condition or results of operations.

We will be subject to potential conflicts of interest due to the control of our Company by our principal shareholders.

Our principal shareholders, Thomas P. Lahey and Vithal J. Rajadhyaksha, currently control more than 54% of our outstanding stock and serve as our only directors.  Mr. Lahey and Mr. Rajadhyaksha currently own a controlling interest in SYNORx, Inc., and Mr. Lahey currently owns a controlling interest in Vapor Extraction Technology, Inc. SYNORx, Inc. is currently the only licensee, manufacturer, and distributor of our product.  As a result, it is possible that the business activities of our principal shareholders with SYNORx, Inc. and our activities may overlap and compete.  If this occurs, our directors may be subject to conflicts of interests in determining how to address such competition.  These conflicts could result in a loss of revenues to our company and adversely affect our potential profitability.

We have not paid, and do not intend to pay, cash dividends in the foreseeable future.

The payment of cash dividends is dependent upon our revenues and earnings, if any, capital requirements and our general financial conditions, as well as requirements for surplus under state law.  At present, we are unable to pay any cash dividends to any shareholder and we do not intend to do so in the immediate future.  We intend to reinvest any future earnings in developing and expanding our business.

We are subject to and affected by extensive laws, governmental regulations, administrative determinations, court  decisions and similar constraints at the federal, state and local markets in both  the United States and foreign countries, which could impose limitations on our business practices and cause us to incur costs.

The manufacturing, processing, formulation, packaging, labeling, distributing, selling and advertising of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, the Federal Food, Drug and Cosmetic Act, the Dietary Supplement Health and Education Act, and the Federal Trade Commission. We believe that we and our licensee are in compliance with applicable statutes and regulations, however, should such statutes and guidelines be amended or interpreted more stringently, then we or the licensee may be unable to remain in compliance.   Amendments could require us or our licensee to incur additional costs for the reformation of certain products to meet new standards and the imposition of additional record keeping requirements, as well as fines and penalties for noncompliance.  In addition, we would experience a reduction in revenue if we are forced to withdraw from the market or our licensees were forced to discontinue certain products.  Furthermore, our ability to advertise the health benefits of the products manufactured based upon our Patent will be severely limited by these various regulations.

We will be subject to laws regarding the use of the internet that could have an adverse impact on our current business practices.

The applicability to the internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.  Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and online commerce could have a material adverse effect on our business, prospects, financial condition and results of operations.  If we were alleged to have violated federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

The ability of our licensees to manufacture products based upon our Patent is subject to availability of raw materials.

Our licensee currently obtains our two main ingredients, Luteolin and Rutin from third parties.  At the present time, the Luteolin and Rutin used in the products sold by our licensee are extracted from plants.  Therefore, the ability of our licensee to manufacture LutiMax and LutiSport  could be subject to availability of various plant sources, which could be impacted by weather conditions. In addition, the operating results of our licensees will be subject to fluctuations in the prices of ingredients for products, labor, as well as the prices of diesel and gasoline fuel which could impact the costs they incur in obtaining the ingredients and importing them to the United States to the facility where LutiMax and LutiSport are manufactured and therefore cause them to request lower royalty payments to us.

Failure to establish and maintain distributor relationships could negatively impact sales of our products.

We plan to license the distribution of products based upon our Patent in the United States through various distributors as well as internationally through independent distributors. Our success will in part depend upon our ability to recruit, retain and motivate licensees and distributors. In our efforts to attract and retain licensees and distributors, we will compete with other companies that are more established.  Our operating results will be harmed if our products do not generate sufficient interest to attract and retain distributors.

We will not be able exert full control over our licensees and distributors and this could lead to harmful claims against us.

In order to keep our costs at a minimum, we have non-exclusively licensed the manufacturing and sales of products based upon the Patent to a third party.  Since our licensees and distributors will be independent contractors, we will not be able to exert the same level of control over them as we do with employees.  Therefore, we will be subject to the risk that the licensees and distributors will not comply with our policies and procedures, which could result in harmful claims against us.

 We are exposed to the risks of operating a global business.

Our non-U.S. sales and operations will be subject to risks inherent in conducting business abroad, many of which are outside our control, including:

☐	periodic regional economic downturns and unstable political environments,

☐	multiple, conflicting and changing governmental laws and regulations, including import/export controls and other trade barriers, and

☐	different customs and ways of doing business.

Many of these challenges are present in China, the country where one of the main ingredients in the products manufactured by our US distributors is obtained.   Instability in China and other foreign economies may continue and recur again in the future, which could have a material adverse effect on our business. In addition, political instability, terrorism, acts of war or epidemics in regions where we operate may adversely affect our business and results of operations.

We are subject to foreign currency exchange risks.

We will be exposed to foreign currency exchange rate risks that are inherent in our anticipated sales that are denominated in currencies other than the United States dollar. Although we attempt to mitigate our exposure to fluctuations in currency exchange rates, these hedging activities may not always be available or adequate to eliminate, or even mitigate, the impact of our exchange rate exposure. Failure to sufficiently hedge or otherwise manage foreign currency risks properly could materially and adversely affect our revenues and gross margins.

No market currently exists for our securities and we cannot assure you that such a market will ever develop, or if developed, will be sustained.

There is currently no trading market for our securities.  We have applied for quotation on the over-the-counter bulletin board.  Even if our common stock is quoted in the over-the-counter-market, an active trading market for the common stock may not develop.  Consequently, we cannot assure you when and if a trading market in our shares will be established, or whether any such market, if established, will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.  If a public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, in the future we will be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consumming. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

We will be subject to Penny Stock Regulation that may make it less appealing for a broker-dealer to engage in transactions involving our securities.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock will be subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules will restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We may issue shares of preferred stock with greater rights than our common stock.

Our articles of incorporation authorize our board of directors to issue up to twenty million shares of preferred stock in one or more series and determine the price for those shares without seeking any further approval from our stockholders. Further, under Florida law, the board of directors may at its discretion, and without stockholder approval, set the other terms of the preferred stock. Any preferred stock that is issued may rank ahead of our common stock, in terms of dividends, liquidation rights and voting rights that could adversely affect the voting power or other rights of the holders of our common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Such provisions could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. Any delay or prevention of, or significant payments required to be made upon, a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then current market price for their shares.

We are subject to anti-takeover provisions under Florida law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders.

Provisions of Florida law could make it more difficult and expensive for a third party to pursue a change in control transaction or takeover attempt that is opposed to by our board.  Shareholders who wish to participate in these transactions may not have the opportunity to do so.  If a change in control transaction or takeover attempt is prevented or delayed, the price that that a potential purchaser would be willing to pay for our common stock may decline.  Even in the absence of a takeover attempt, these provisions may adversely affect the market price of our common stock if they are viewed as discouraging takeover attempts.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal office is located at 1060 Calle Negocio, Suite B, San Clemente, California. This space consists of approximately 7500 square feet, a portion of which is used by SYNORx, Inc. to conduct research and development activities.  We lease this space on a month-to-month basis at a price of $3,500 per month. For the year ended December 31, 2007 we did not pay any rent expense and instead accrued the rent expense as a liability.  However, commencing January 2008 we began to accrue amount for rent payments. We believe these facilities are adequate to serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the last quarter of the year ended December 31, 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY; RELATED SHAREHOLDER MATTERS; AND SMALL BUSINESS ISSUERS OF EQUITY SECURITIES

Our common stock currently does not currently trade on any exchange. We currently have approximately 124 holders of record of our common stock.

We have not paid any cash dividends on our common stock to date, and we have no intention of paying cash dividends in the foreseeable future. Whether we declare and pay dividends is determined by our board of directors at their discretion, subject to certain limitations imposed under Florida corporate law. The timing, amount and form of dividends, if any, will depend on, among other things, our results of operations, financial condition, cash requirements and other factors deemed relevant by our board of directors.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Uses of Proceeds from Registered Securities

The following information sets forth certain information with respect to all securities which we have sold during the year ended December 31, 2007 and a subsequent sale in 2008.  We did not pay any commissions in connection with any of these sales.

In May, 2007, we issued 8,794,042 shares to the 59 shareholders of SYNORx, Inc. in connection with the acquisition of the Patent.  These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), and Regulation D under the Act since the issuance by us did not involve a public offering and the requirements of Regulation D were met. This offering was done with no general solicitation or advertising by us.  Fifty four of the investors were accredited investors, the remaining investors were all employees of SYNORx and all of the investors had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, the Registrant has met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On October 23, 2007, we issued 60,000 shares to 5 individuals in exchange for services.  These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933. The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance did not involve a public offering This offering was done with no general solicitation or advertising.   The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering. Based on the analysis of the above factors, the Issuer met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On January 10, 2008, we issued 400,000 shares to an individual investor for consideration of $400,000.    These shares were issued in reliance upon Regulation S of the Securities Act of 1933. The offering and sale of the common stock in this transaction qualified for exemption under Regulation S of the Securities Act of 1933, as amended (“the Act”), because the offer and sale occurred outside the United States without any direct selling efforts in the United States. In addition, the investor had the necessary investment intent as required by Regulation S since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted. This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this prospectus. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this prospectus, our actual results may differ materially from those anticipated in these forward-looking statements.

Financial Operations Overview

We are a development stage company and have only recently commenced operations and have  generated only minimal  revenues.  Our principal business activities to date have been the acquisition of the Patent.  From our inception to September 30, 2007, we had incurred an accumulated deficit of $64,182.  Our accumulated deficit through September 30, 2007 is primarily attributable to the lack of business activity and product sales.

Since inception, we have financed our operations from the sale of common stock and contribution from related parties. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.
 We will need to raise additional money in order to establish a distribution network for the manufacture and distribution of products based upon our Patent and to advertise such products.  In addition, we will need to hire personnel to run our day to day operations. We plan to obtain the necessary funds through a combination of revenue derived from royalties and direct sales of products and an offering of our common stock.  If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we may not have enough working capital to implement our business plan.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants discuss their most “critical accounting policies” in management’s discussion and analysis of financial condition and results of operations. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of the company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Results of Operations

Years Ended December 31, 2007 and 2006.

Revenue. For the year ended December 31, 2007, we had revenue of $2,500 which is attributable to royalty payments under the terms of our license agreement with SYNORx, Inc.  For the year ended December 31, 2006 we had no revenue.

Research and development expenses. For the year ended December 31, 2007, research and development expense was $45,000 as compared to $0 for the year ended December 31, 2006. The increase is due primarily to expenses incurred by us with regard to safety testing for the oral toxicity of LutiMax.

General and administrative expenses. For the year ended December 31, 2007, general and administrative expense was $410 as compared to $200 for the year ended December 31, 2006.

Professional Fees. For the year ended December 31, 2007, professional fees were $76,321 as compared to $3,750 for the year ended December 31, 2006. The increase is due primarily to fees incurred by us as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Consulting Fees. For the year ended December 31, 2007, consulting fees were $95,892 as compared to $0 for the year ended December 31, 2006. The increase is due primarily to fees incurred by us in order to pay outside consultants with regard to structuring the acquisition of the Patent, setting up our controls and procedures for maintaining regulatory compliance under the Securities Exchange Act of 1934, fees paid to an outside consultant with regard to specialty and niche marketing advice for our LutiSport product and for fees paid to an outside consultant with regard to advice on setting up our manufacturing.

Net loss. Net loss for the year ended December 31, 2007, was $230,123 as compared to $3,950 for the year ended December 31, 2006. This increase in net loss is attributable to an increase in operating expenses, more specifically an increase in research and development expenses , professional fees and consulting fees.

Liquidity and Capital Resources
Revenues

To date, we have generated minimal revenue from our nutraceutical business.  We expect to generate most of our revenues from the royalties derived from licensing third parties to sell our products and from the direct sale of our products. If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Expenses

To date, our expenses have consisted primarily of research and development, consulting fees and professional fees. We anticipate that our principal expenses in the next year will consist of professional fees and consulting fees as well as advertising and marketing, and personnel required to operate our business.

Accounts Receivable and Accounts Payable

We do not anticipate that we will have any significant level of accounts receivable in connection with the operation of our business.  We will require each customer to pay us via credit card or cash equivalent prior to the time that any product is shipped to the customer.  Additionally, we do not anticipate that we will have a significant level of accounts payable, because most of the vendors that our licensee derives products from will not have a direct relationship with us but we anticipate that they will require our licensee to pay them before products are shipped

Capital Expenditures

We expect to purchase additional office furniture, equipment and computers during the next 12 months.  We have budgeted approximately $50,000 for capital expenditures during this period.

During the year ended December 31, 2007, we had cash from financing activities of $75,357 which was attributable to a capital contribution from a related party.  Our cash used in operations was also $75,357.

In January 2008 we issued 400,000 shares of our common stock in a private placement for proceeds of $400,000.  We expect that such funds will enable us to continue to operate our business for the short term.

Our continued operations in the long term will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

We have incurred an accumulated deficit of $251,170 through December 31, 2007. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development  efforts and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Other factors that may impact our financing needs include the following:

• the progress of the development efforts of parties with whom we have entered into research and development agreements;

• our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

• the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

• the costs and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. As previously stated, we may need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Employees

As of December 31, 2007, we had no employees and one consultant.  During the course of the year we hired a number of consultants in the areas of accounting, marketing and advertising.  We currently expect to hire approximately 3 employees over the next 12 months, which will cause us to incur additional costs.

ITEM 7.  FINANCIAL STATEMENTS

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
FINANCIAL STATEMENTS

For the years ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of Immunobiotics, Inc.

     We have audited the accompanying balance sheet of Immunobiotics, Inc. (a Florida corporation) as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunobiotics, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company’s need to seek new sources or methods of financing or revenue to pursue its business strategy, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 2, 2008

IMMUNOBIOTICS INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	December 31,
	2007	2006
Current Assets:
Cash and cash equivalents	$-	$-
Accounts receivable	2,500	-

Total Current Assets	2,500	-

Intangible asset	1,803	-

TOTAL ASSETS	$4,303	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$105,066	$7,800

TOTAL CURRENT LIABILITIES	105,066	7,800

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,060,000 and 6,205,958 shares issued and outstanding, respectively and additional paid in capital	150,407	13,247
Deficit accumulated during the development stage	(251,170)	(21,047)
TOTAL STOCKHOLDERS’ DEFICIT	(100,763)	(7,800)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,303	$-

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Years Ended December 31,		For the Period From April 1, 2004 (Inception) to
	2007	2006	December 31, 2007

Revenues	$2,500	$-	$2,500

Operating expenses:
Professional fees	76,321	3,750	93,821
General and administrative	410	200	3,957
Research and development	45,000	-	45,000
Advertising	15,000	-	15,000
Consulting	95,892	-	95,892
Total operating expenses	232,623	3,950	253,670

Net loss before income taxes	(230,123)	(3,950)	(251,170)

Benefit for income taxes	-	-	-

Net loss	$(230,123)	$(3,950)	$(251,170)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	11,758,751	6,205,958

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock 20,000,000 shares authorized		Common Stock 100,000,000 shares authorized		Additional	Accumulated
	Shares Issued	Par Value $.001 per share	Shares Issued	No Par Value per share	Paid-In Capital	Deficit During Development Stage	Total

BALANCE, APRIL 1, 2004	-	$-	-	$-	$-	$-	$-

Common stock issued to founders	-	$-	1,000,000	$-	$100	$-	$100

Capital contribution	-	-	5,205,958	-	12,936	-	12,936

Net loss for the period from April 1, 2004 (inception) to December 31, 2004	-	-	-	-	-	(13,023)	(13,023)
BALANCE, DECEMBER 31, 2004	-	$-	6,205,958	$-	$13,036	$(13,023)	$13

Capital contribution from a related party	-	-	-	-	161	-	161

Net loss, 2005	-	-	-	-	-	(4,074)	(4,074)
BALANCE, DECEMBER 31, 2005	-	$-	6,205,958	$-	$13,197	$(17,097)	$(3,900)

Capital contribution from a related party	-	-	-	-	50	-	50

Net loss, 2006	-	-	-	-	-	(3,950)	(3,950)
BALANCE, DECEMBER 31, 2006	-	$-	6,205,958	$-	$13,247	$(21,047)	$(7,800)

Purchase of patent	-	-	8,794,042	-	1,803	-	1,803

Capital contribution from a related party	-	-	-	-	75,357	-	75,357

Common stock issued for services	-	-	60,000	-	60,000	-	60,000

Net loss, 2007	-	-	-	-	-	(230,123)	(230,123)

BALANCE, DECEMBER 31, 2007	-	$-	15,060,000	$-	$150,407	$(251,170)	$(100,763)

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Years Ended December 31,		For the Period From April 1, 2004 (Inception) to
	2007	2006	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(230,123)	$(3,950)	$(251,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	60,000	-	60,000
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	-	(2,500)
Accrued liabilities	97,266	3,900	105,066
Net cash used in operating activities	(75,357)	(50)	(88,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	100
Capital contribution from a related party	75,357	50	88,504
Net cash provided by financing activities	75,357	50	88,604

CHANGE IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Issuance of stock for patent	$1,803	$-	$-

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION

Organization

Immunobiotics, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 1, 2004 under the name Multination Merger Corporation.  The Company was originally formed for the purpose of, and engaged in the business of, conducting regulatory compliance consulting, throught its website, the archive of which can be seen at http://archive.org/web/20050322155356/http://www.mmc2100.com/.   The Company discontinued its consulting operations in November 2005.  The Company changed its name to Immunobiotics, Inc. in May 2007 when it acquired US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  The Company is in the business of licensing the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.

Activities during the development stage include developing the business plan and raising capital.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Going Concern

As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a stockholders' deficiency of $100,763, a working capital deficiency of $102,566 and used cash in operations from inception of $88,604. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In January 2008, the Company sold a total of 400,000 shares of common stock to an unrelated third party for net proceeds of $400,000 ($1.00 per share).

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in United States (US) dollars. The Company has produced minimal revenue from its principal business and is a development stage company as defined by the Statement of Financial Accounting Standards (SFAS) No. 7. “Accounting and Reporting by Development Stage Enterprises.”

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Estimates that are critical to the accompanying financial statements arise from the determination of the fair value of the Company’s investment. Because such determination involves subjective judgment, it is at least reasonably possible that the Company’s estimates could change in the near term with respect to this matter.

Revenue Recognition

The Company derives its revenue from sales and royalties generated under its Non-exclusive Patent License.  The Company records and presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”.  Under SAB 104, revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company is required to estimate the collectibility of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

Concentration of Credit Risk

During the year ended December 31, 2007 one customer accounted for 100% of the Company's sales.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Due to the net loss incurred in all periods, there is no provision for income taxes provided as a full valuation allowance has been established.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, “Earning Per Share” (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2007 and 2006 because all such securities were anti-dilutive.

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 142 and 144).  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation

In December 2004, Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (SFAS No. 123(R)) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Additionally, SFAS No. 123(R) amends the presentation of the statement of cash flows and requires additional annual disclosures. SFAS No. 123(R) is effective for public companies beginning with the first interim period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that postponed the effective date for SFAS No. 123(R) to the fiscal year beginning after June 15, 2005. The Company adopted SFAS No. 123(R) on January 1, 2006, but as the Company does not have an option plan, there was no effect upon implementation.

FASB Staff Position (FSP) FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after January 1, 2007. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its results of operations and financial condition.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Accounting Changes and Error Correction

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in the first quarter of fiscal year 2007 and it has not had a material impact on its results of operations and financial condition.

Effects of Prior Year Misstatements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and was adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its results of operations and financial condition

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.”  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its results of operations and financial condition and is not currently in a position to determine such effects, if any.

NOTE 4 – INTANGIBLE ASSETS

In May 2007, the Company transferred 8,794,042 shares of common stock in connection with the purchase of US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  This patent was acquired from a related party.  The Company valued the historical basis of the patent at $1,803.

On September 1, 2007, the Company entered into a license agreement with SYNORx, a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent number 6,774,142.

NOTE 5 – EQUITY

Common Stock

During 2004 the Company issued 1,000,000 shares of common stock to founders for cash consideration of $100.

During 2004 the Company issued 5,205,958 shares of common stock to founders in consideration for capital contributions made on behalf of the Company in the amount of $12,936.

Capital contributions

During the year ended December 31, 2005 a related party paid $161 on behalf of the Company.

During the year ended December 31, 2006 a related party paid $50 on behalf of the Company.

During the year ended December 31, 2007 a related party paid $75,357 on behalf of the Company.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Common stock issued for services

During the year ended December 31, 2007 the Company issued 60,000 shares of common stock valued at $60,000 ($1.00 per share) for services. The Common stock was valued at the most recent cash offering price of $1.00 per share.

NOTE 6 -   INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
Current: Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(75,650)	$(1,350)
State	(13,350)	(240)
	(89,000)	(1,590)
Benefit from the operating loss carryforward	89,000	1,590
Benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2007	2006

Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

2007
Deferred income tax asset:
Net operating loss carry-forwards	$97,300
Valuation allowance	(97,300)
Deferred income tax asset	$-

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company has a net operating loss carryforward of $243,260 available to offset future taxable income through 2019.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2007, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2006 was $87,410.

NOTE 7 – SUBSEQUENT EVENTS

In January 2008, the Company sold a total of 400,000 shares of common stock to an unrelated third party for net proceeds of $400,000 ($1.00 per share).

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2007.

ITEM 8A(T).  CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk.  Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.  Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

▪
As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation.  It is our belief that those control procedures are being performed, however documentation of their execution is not available.  We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an “accelerated filer” for the 2006 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This  Annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS; CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 15(A) OF THE EXCHANGE ACT

Below is certain information regarding our directors and executive officers. The following table states who are our directors and officers, as well as biographical information regarding our directors and management.

Name	Age	Positions with Company
Thomas P. Lahey	50	President, Chief Executive Officer, and Director
Vithal J. Rajadhyaksha, Ph.D.	67	Vice-President, Chief Financial Officer, Secretary Treasurer and Director

The background of our directors and executive officers is as follows:

Thomas P. Lahey

Mr. Lahey, an organic chemist, has served as our President, Chief Executive Officer and Director since July 20, 2007.  Since 1988, Mr. Lahey has served as the President of Vapor Extraction Technology, Inc., an environmental remediation company and Mr. Lahey continues to serve in such capacity. He is also the President and majority owner of SYNORx, Inc., the licensee of the rights to manufacture, research, develop, market, sell and distribute of products covered by the Patent.  He is one of the co-inventors of the Patent.  He received a bachelors degree from the University of California, San Diego, and attended graduate school in organic chemistry at the University of California, Irvine. .{update}

Vithal Rajdhyaksha

Mr. Rajadhyaksha has served as our Vice-President, Chief Financial Officer, Secretary, Treasurer and Director since July 20, 2007.  He also served as a Senior Director of Paramount BioSciences, LLC from 2006-2007.  From 1997 to 2006, he was the Associate Director of Licensing, Office of Technology Alliances at the University of California, Irvine.  He is also one of the co-inventors of the Patent and the Vice President and an owner of SYNORx, Inc.  He received a bachelors degree from the University of Barclay, India, and a doctorate degree from the Swiss Federal Institute of Technology, Zurich, Switzerland.

Directors’ Term of Office

Directors will hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Independence

Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules.

Audit Committee

Our board of directors currently serves as our audit committee. The audit committee is responsible for recommending independent auditors and reviewing management actions in matters relating to audit functions. The committee reviews, with independent auditors, the scope and results of its audit engagement, the system of internal controls and procedures and reviews the effectiveness of procedures intended to prevent violations of laws.

The audit committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, meets with management and the auditors prior to filing of officers’ certifications with the SEC to receive information concerning, among other things, significant deficiencies in the design or operation of internal controls.

Our board members are not “independent” in accordance with rule 4200(a)(14) of the Nasdaq Marketplace Rules. Our board of directors does not have an “audit committee financial expert,” within the meaning of that phrase under applicable regulations of the Securities and Exchange Commission, serving on the audit committee. The board of directors believes that each member is financially literate and experienced in business matters and is capable of (1) understanding generally accepted accounting principles (“GAAP”) and financial statements, (2) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (3) analyzing and evaluating our financial statements, (4) understanding our internal controls and procedures for financial reporting, and (5) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that no audit committee member has obtained these attributes through the experience specified in the SEC's definition of “audit committee financial expert.” Further, as is the case with many small companies, it would be difficult for us to attract and retain board members who qualify as “audit committee financial experts,” and competition for such individuals is significant. The board of directors believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

CODE OF ETHICS

We have recently adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is attached hereto as an exhibit.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 10.  EXECUTIVE COMPENSATION

During the years ended December 31, 2006 and 2007 there was no compensation earned by, awarded to or paid to any of our executive officers or directors. We expect to begin accruing compensation for our officers and directors in January 2008 and paying such salaries after we obtain sufficient funds from either operations or financing services to pay compensation to these individuals.
During the year ended December 31, 2007 we did not issue any options or shares of restricted stock to any officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2007.

Employment Agreements

In January 2008 we entered into employment agreements with Thomas Lahey to serve in his positions as President and Chief Executive Officer.

Our agreement with Mr. Lahey provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement) .  Mr. Lahey also receives medical benefits and is entitled to a car allowance of $300 per month.  The agreement also provides for life insurance in the amount of $2,000,000, with Mr. Lahey having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2008, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

We determine beneficial ownership based on the rules of the Securities and Exchange Commission.  In general, beneficial ownership includes shares over which a person has sole or shared voting or investment power and shares which the person has the right to acquire within 60 days.  Unless otherwise indicated, the persons listed below have sole voting and investment power over the shares beneficially owned.

Name and Address of Owner	Position with Company	Shares Beneficially Owned	Percent of Class
Thomas P. Lahey 1060 Calle Negocio Suite B San Clemente, California 92673	President , Chief Executive Officer and Director	5, 830,842 (1)	37.72%
Vithal J. Rajadhyaksha 1060 Calle Negocio Suite B San Clemente, California 92673	Vice-President, Chief Financial Officer Secretary, Treasurer and Director	2,550,000	16.49%

(1)	These shares consist of 4,780,842 shares owned directly by Mr. Lahey, 1,000,000 shares owned by members of his immediate family, and 50,000 shares owned by entities and trusts controlled by Mr. Lahey.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

We were formed in April 2004 by prior officers of the Company.  We initially had four shareholders who received an aggregate of 1,000,000 shares of common stock in consideration of their capital contribution of $ 100.

At the end of April, we issued 5,205,958 shares of common stock to 69 individuals in exchange for $12,936.

In May, 2007, we issued 8,794,042 shares of our common stock to the shareholders of SYNORx, Inc. in connection with the transaction pursuant to which we acquired all rights to the Patent.  None of these individuals were affiliates of our company at the time of the transfer.

In September 2007, we entered into an agreement with SYNORx, Inc. pursuant to which we granted SYNORx, Inc. a continued non-exclusive license to research develop, manufacture, market, advertise, distribute, and sell LutiMax and related bioflavonoid-based products covered by the Patent.  Under this agreement, SYNORx, Inc. is obligated to pay us a minimum royalty equal to $10,000 per year in addition to royalty payments ranging from 5% to 10% of the net sales by SYNORx, Inc. from the sales of LutiMax   and other products covered by the Patent.  Two of the owners of SYNORx, Inc. are Thomas P. Lahey, who is also our President and Chief Executive Officer and Vithal Rajadhyaksaha, who is also our Vice President, Chief Financial Officer, Secretary and Treasurer.  During the year ended December 31, 2007 the Company received royalty payments of  $2,500 on sales of products by SYNORx,

ITEM 13.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

 (c) Exhibits

3.1 Certificate of Incorporation (1)

3.2 By-Laws (1)

10.1 Patent Purchase Agreement(1)

10.2  Non-Exclusive Patent License Agreement(1)

10.3  Employment Agreement dated  January 1, 2008  between ImmunoBiotics, Inc. and Thomas  P .Lahey (2)

14     Code of Ethics (2)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (2)

31.2 Certification of Chief Financial Officer  pursuant to Rule 13a-14(a)/15d-14(a) (2)

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)

32.2 Certification  of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)

___________________________________

(1) Incorporated by reference to the Registrant’s Form 10-SB filed on November 28, 2007

(2) Filed herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2007, our registered public accounting firm, billed us a total of $17,500 for audit and other services as follows:

• Audit fees of $17,500 which consist of fees related to professional services rendered in connection with the audit of our consolidated financial statements from inception through the period ending December 31, 2007;

• Audit-related fees of $0 which consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.” In 2007, these services related to the registration statement on Form 10-SB dated November 28, 2007 in connection with our registration of our securities under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

IMMUNOBIOTICS, INC.

By: /s/ Thomas P. Lahey
Thomas P. Lahey
Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: April  9, 2008

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2008	By: /s/ Thomas P. Lahey
Thomas Lahey Chairman and Chief Executive Office (Principal Executive Officer)

Date: April 9, 2008	By: /s/ Vithal J. Rajadhyaksha
Vithal J. Rajadhyaksha Vice-President, Chief (Vice-President, Chief Financial Officer, Secretary Treasurer and Director)