Form 10-Q
period 2008-03-31
ImmunoBiotics Inc
filed 2008-05-15
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 333-139354
_____________________________________________________________

IMMUNOBIOTICS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-0947115
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1060 Calle Negocio, Suite B, San Clemente, California 92673
 (Address of principal executive offices including zip code)

800-524-9172
 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, $.001 par value per share, as of May 9, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,765	$-
Accounts receivable	2,500	2,500
Prepaid expenses	67,369	-
Total current assets	102,634	2,500

Intangible asset	1,803	1,803

TOTAL ASSETS	$104,437	4,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$2,500	$105,066
Accrued salaries	18,750	-

TOTAL CURRENT LIABILITIES	21,250	105,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 and 15,060,000 shares issued and outstanding and additional paid in capital	551,507	150,407
Deficit accumulated during the development stage	(468,320)	(251,170)
TOTAL STOCKHOLDERS’ DEFICIT	83,187	(100,763)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$104,437	$4,303

See notes to accompaniyng financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		For the Period From April 1, 2004 (Inception) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$2,500	$-	$5,000

Operating expenses:
General and administrative	25,446	-	25,746
Rent	10,500		10,500
Professional fees	23,193	-	117,124
Salaries	18,750		18,750
Research and development	-	-	45,000
Advertising	2,000	-	17,000
Consulting	139,761	-	239,200
Total operating expenses	219,650	-	473,320

Other income/expense:
Other income (expense), net	-	-	-

Net loss before income taxes	(217,150)	-	(468,320)

Benefit for income taxes	-	-	-

Net loss	$(217,150)	$-	$(468,320)

Net loss per share - basic and diluted	$(0.01)	$ nil

Weighted average number of shares outstanding during the period - basic and diluted	15,450,137	15,000,000

See notes to accompaniyng financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,		For the Period From April 1, 2004 (Inception) to
	2008	2007	March 31, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(217,150)	$-	(468,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-	60,000
Changes in operating assets and liabilities:
Accounts receivable			(2,500)
Prepaid expenses	(67,369)	-	(67,369)
Patents
Accounts payable and accrued liabilities	(102,566)	-	2,500
Accrued salaries	18,750	-	18,750
Net Cash Used In Operating Activities	(368,335)	-	(456,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution from related party	1,100	-	1,200
Issuance of common stock	400,000	-	488,504
Net Cash Provided by Financing Activities	401,100	-	489,704

CHANGE IN CASH	32,765	-	32,765

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,765	$-	32,765

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	-
Cash paid for interest expense	$-	$-	-

See notes to accompaniyng financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

NOTE 1 – ORGANIZATION

Organization

Immunobiotics, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 1, 2004 under the name Multination Merger Corporation.  The Company was originally formed for the purpose of, and engaged in the business of, conducting regulatory compliance consulting, through its website, the archive of which can be seen at http://web.archive.org/web/20050322155356/http://www.mmc2100.com/.  The Company discontinued its consulting operations in November 2005.  The company changed its name to Immunobiotics, Inc. in May 2007 when it acquired US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  The Company is in the business of licensing the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  As reflected in the accompanying financial statements, the Company is in the development stage with limited operations, a stockholders' equity of $83,187 working capital of $81,384 and used cash in operations from inception of $456,939. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Activities during the development stage include developing the business plan and raising capital.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor Five Thousand (5,000) bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and lables will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of Five Percent (5%) of net sales of products sold by Licensee that are covered by the Patent for the first Five Hundred Thousand $500,000 in sales per year, Seven and One-Half Percent (7.5%) of net sales per year from Five Hundred Thousand to One Million dollars ($500,000 to $1,000,000) in sales, and for net sales exceeding One Million Dollars ($1,000,000) per year, Licensee will pay Ten Percent (10%) of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of Ten Thousand Dollars ($10,000.00). The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement.

Concentration of Credit Risk

During the three months ended March 31, 2008 one customer accounted for 100% of the Company's sales.

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

The Corporation adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented. Preferred stock conversions to common stock and warrants have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2008 and 2007, because all such securities were anti-dilutive.

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

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 57 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its results of operations and financial condition.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 161 on the Company’s consolidated financial statements.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its consolidated financial statements.

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

(A) Common Stock

During 2004 the Company issued 1,000,000 shares of common stock to founders for cash consideration of $100.

During 2004 the Company issued 5,205,958 shares of common stock to founders in consideration for capital contributions made on behalf of the Company in the amount of $12,936.

(B) Capital contributions

During the year ended December 31, 2004 a related party paid $12,936 on behalf of the Company.

During the year ended December 31, 2005 a related party paid $161 on behalf of the Company.

During the year ended December 31, 2006 a related party paid $50 on behalf of the Company.

During the year ended December 31, 2007 a related party paid $75,357 on behalf of the Company.

During the quarter ended March 31, 2008 the Company's President contributed $1,100 cash to the Company.

(C) Common stock issued for services

During the year ended December 31, 2007 the Company issued 60,000 shares of common stock valued at $60,000 ($1.00 per share) for services. The Common stock was valued at the most recent cash offering price of $1.00 per share.

(D) Sale of common Stock

In January, 2008 the Company sold a total of 400,000 shares of common stock to an unrelated third party for net proceeds of $400,000 ($1.00 per share).

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTION

In January 2008, the Company entered into employment agreement with an individual to serve as President and Chief Executive Officer.  The agreement  provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement) .  In addition, the agreement also provides medical benefits and a car allowance of $300 per month.  The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.

As of March 31, 2008, no amounts have been paid out under this agreement, therefore, the Company has accrued $18,750 as salary expense.

Item 2.  Management’s Discussion and Analysis of Plan of Operations

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties.. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2007 included in our Form 10K-SB for the year ended December 31, 2007 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

Overview

We are a development stage company in the process of establishing a business engaged in the licensing of the manufacture, distribution and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.  To date our nutraceutical activities have been minimal and have included the acquisition of the patent which protects the compounds and formulas that the products manufactured in accordance with our licensing agreements are based upon.  At the present time we have one licensee who has developed two lines of products based upon our patented compounds and formulas. LutiMax is an antioxidant and anti-inflammatory product that provides various health benefits and LutiSport is a performance-enhancing sports product.  Both product lines consist of products that are intended for human consumption and consumption by household pets.

Since inception, we have funded our operations from the sale of common stock and contributions from related parties.  We have had minimal revenues from royalty payments.  We still require funds to advertise the products made by our licensee and to further establish our distribution network as well as to hire personnel to run our day to ay operations.  We plan to obtain the necessary funds through a combination of revenue derived from royalty payments and direct sales  of our products.  If our anticipated royalty payments received and sales for the next few months do not meet our current expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed what we currently anticipate, we will need additional funds to continue to fully implement our business plan.  If we do not have adequate working capital we will not be able to fully establish our business and we may be forced to raise additional funds, whether through a stock offering or otherwise.

Critical accounting Policies –

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue- During the quarter ended March 31, 2008, we generated revenue of $2,500, all of   which is attributable to royalty payments under the terms of our license agreement with SYNORx, Inc.  During the same period of 2007, we had no revenue.

Expenses- Our total operating expenses for the three months ended March 31, 2008 was $219,650 as compared to none for the three months ended March 31, 2007.  The operating expenses were primarily attributable to consulting fees which were $139,761 for the first quarter of 2008 and to a lesser extent general and administrative fees which were $25,446, professional fees which were $23,193, salaries which were $18,750, rent which was $10,500 and advertising expenses which were $2,000 for the first quarter of 2008.  The consulting fees primarily result from fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Continued -

General and administrative expenses included travel expenses and the professional fees were comprised of legal and accounting fees.  The salary of $18,750 represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $10,500 also represents accrued expense for the rent of our office facility that we share with our licensee. In addition, during the three months ended March 31, 2008, we incurred advertising expenses of $2,000 as opposed to none for the quarter ended March 31, 2007.

Net loss for the quarter ended March 31, 2008 increased to $217,150 as compared to none for the period ended March 31, 2007 and was primarily attributable to the consulting fees incurred and to a lesser extent the other expenses previously mentioned.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

In January 2008 we issued 400,000 shares of our common stock in a private placement for proceeds of $400,000.  We expect that such funds will enable us to continue to operate our business for the short term.

For the three months ended March 31, 2008, our cash flows form financing activities was $401,100, substantially all of which was attributable to the proceeds from the issuance of the 400,000 shares.  Our cash used in operating activities was $368,335.  Our cash at the end of the period was $32,765.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $468,320 through March 31, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development efforts and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Item 4T - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and principal financial officer.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2008 we issued 400,000 shares of our common stock to an individual in a private placement for consideration of $400,000.  The shares were issued in reliance upon Regulation S of the Securities Act of 1933.  The offering and sale of the common stock qualified under Regulation S of the Securities Act of 1933 because the offer and sale occurred outside the United States without any direct selling efforts in the United States.  In addition, the investor had the necessary investment intent as required by Regulation S since it agreed to, and received a share certificate bearing a legend stating that the shares are restricted.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
31.1	Certification of the Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2008	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas P. Lahey
Thomas P.Lahey Chairman and Chief Executive Officer (Principal Executive Officer)