Form 10-Q
period 2008-06-30
ImmunoBiotics Inc
filed 2008-08-13
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, $.001 par value per share, as of August 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,431	$-
Accounts receivable	2,500	2,500
Prepaid expenses	41,819	-
Total current assets	48,750	2,500

Intangible asset	1,803	1,803

TOTAL ASSETS	$50,553	4,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$11,205	$105,066
Accrued salaries	18,750	-

TOTAL CURRENT LIABILITIES	29,955	105,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 and 15,060,000 shares issued and outstanding and additional paid in capital	577,268	150,407
Deficit accumulated during the development stage	(556,670)	(251,170)
TOTAL STOCKHOLDERS’ DEFICIT	20,598	(100,763)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,553	$4,303

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From April 1, 2004 (Inception) to
	2008	2007	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,500	$-	$5,000	$-	$7,500

Operating expenses:
General and administrative	1,995	-	27,441	-	31,398
Rent	10,500		21,000		21,000
Professional fees	34,807	-	58,000	-	151,821
Salaries	18,750		37,500		37,500
Research and development	-	-	-	-	45,000
Advertising	506	-	2,506	-	17,506
Consulting	24,292	-	164,053	-	259,945
Total operating expenses	90,850	-	310,500	-	564,170

Other income/expense:
Other income (expense), net	-	-	-	-	-

Net loss before income taxes	(88,350)	-	(305,500)	-	556,670

Benefit for income taxes	-	-	-	-	-

Net loss	$(88,350)	$-	$(305,500)	$-	$(556,670)

Net loss per share - basic and diluted	$(0.01)	$nil	$(0.02)	$nil	$

Weighted average number of shares outstanding during the period - basic and diluted	15,460,000	10,651,298	15,438,022	8,440,908

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,		For the Period From April 1, 2004 (Inception) to
	2008	2007	June 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,500)	$-	(556,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	60,000
Changes in operating assets and liabilities:
Accounts receivable			(2,500)
Prepaid expenses	(41,819)	-	(41,819)
Patents
Accounts payable and accrued liabilities	(93,861)	-	11,205
Accrued salaries	18,750	-	18,750
Net Cash Used In Operating Activities	(422,430)	-	(511,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution from related party	26,861	-	26,961
Issuance of common stock	400,000	-	488,504
Net Cash Provided by Financing Activities	426,861	-	515,465

NET INCREASE IN CASH	4,431	-	4,431

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,431	$-	4,431

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	-
Cash paid for interest expense	$-	$-	-

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2008
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

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' equity of $20,598, working capital of $18,795 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Concentration of Credit Risk

During the six months ended June 30, 2008 one customer accounted for 100% of the Company's sales.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position.

 The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on the Company’s financial position.

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP EITF 03-6-1 on its financial position and results of operations.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets  under FASB 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of the expected cash flows used to measure the fair value of the asset under FASB 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.    The Company is currently evaluating the potential impact of FSP FAS 142-3 on its financial statements.

Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

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

During the quarter ended March 31, 2008 the Companies President contributed $1,100 cash to The Company.

During the six months ended June 30, 2008 a related party paid $25,761 on behalf of the Company.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

As of June 30, 2008, the Company has accrued $18,750 as salary expense.

On September 1, 2007, the Company entered into a license agreement with SYNORx, ,  a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.

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

Since inception, we have funded our operations from the sale of common stock and contributions from related parties.  We have had minimal revenues from royalty payments.  We still require funds to advertise the products made by our licensee and to further establish our distribution network as well as to hire personnel to run our day to day operations.  We plan to obtain the necessary funds through a combination of revenue derived from royalty payments and direct sales of our products.  If our anticipated royalty payments received and sales for the next few months do not meet our current expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed what we currently anticipate, we will need additional funds to continue to fully implement our business plan.  If we do not have adequate working capital we will not be able to fully establish our business and we may be forced to raise additional funds, whether through a stock offering or otherwise.

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

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would effect our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue- During the quarter ended June 30, 2008, we generated revenue of $2,500, all of   which is attributable to royalty payments under the terms of our license agreement with SYNORx, Inc.  During the same period of 2007, we had no revenue.

Expenses- Our total operating expenses for the three months ended June 30, 2008 was $90,850 as compared to none for the three months ended June 30, 2007.  The operating expenses were primarily attributable to consulting fees which were $24,292 for the second quarter of 2008  and professional fees of $34,807 and to a lesser extent salaries which were $18,750, rent which was $10,500, general and administrative fees which were $1,995, and advertising expenses which were $506 for the second  quarter of 2008.  The consulting fees primarily result from fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Continued –

Our total operating expenses for the six months ended June 30, 2008 was $310,500  as compared to none for the six months ended June 30, 2007.  The operating expenses were primarily attributable to consulting fees which were $164,053 for the six months ended June 30, 2008, professional fees of $58,000, salaries which were $37,500, general and administrative expenses which were $ 27,441, rent which was $21,000 and advertising expenses which were $2,506 for the six months ended June 30, 2008.

The consulting fees primarily result from fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance   General and administrative expenses included travel expenses and the professional fees were comprised of legal and accounting fees.  The salary expense represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense also represents accrued expense for the rent of our office facility that we share with our licensee..

Net loss for the quarter ended June 30, 2008 and the six months ended June 30, 2008 increased to $88,350 and $305,500, respectively as compared to none for the same periods ended June 30, 2007 and was primarily attributable to the minimal revenue and consulting fees and  professional fees  incurred and general and administrative expenses incurred for both periods and to a lesser extent the other expenses previously mentioned.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

In January 2008 we issued 400,000 shares of our common stock in a private placement for proceeds of $400,000.  We expect that such funds will enable us to continue to operate our business for the short term.

For the six months ended June 30, 2008, our cash used in operating activities was $422,430  Our cash at the end of the period was $4,431.

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

We expect to purchase additional office furniture, equipment and computers during the next 12 months.  However, we do not anticipate purchasing such additional equipment until such time as we have sufficient funds..

Current and Future Financing Needs

We have incurred an accumulated deficit of $556,670 through June 30, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future.  The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our sales for the next few months do not increase , our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Item 4T - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and our Chief Financial Officer who is our principal financial officer.  Based on this evaluation, management  has concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE: August 13, 2008	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas P. Lahey
Thomas P.Lahey Chairman and Chief Executive Officer (Principal Executive Officer)