Form 10-Q
period 2008-09-30
ImmunoBiotics Inc
filed 2008-11-13
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

                            [mark one]
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

800-524-9172
 ( Registrant’s telephone number, including area code)

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, $.001 par value per share, as of November 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$365	$-
Accounts receivable	2,500	2,500
Prepaid expenses	17,622	-
Total current assets	20,487	2,500

Intangible asset	1,803	1,803

TOTAL ASSETS	$22,290	4,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$22,882	$105,066
Accrued salaries	37,500	-

TOTAL CURRENT LIABILITIES	60,382	105,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 and 15,060,000 shares issued and outstanding and additional paid in capital at September 30, 2008 and December 31, 2007	577,268	150,407
Deficit accumulated during the development stage	(615,360))	(251,170)
TOTAL STOCKHOLDERS’ DEFICIT	(38,092)	(100,763)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$22,290	$4,303

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From April 1, 2004 (Inception) to
	2008	2007	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,500	$-	$7,500	$-	$10,000

Operating expenses:
General and administrative	292	-	27,733	-	31,690
Rent	10,500		31,500		31,500
Professional fees	6,891	39,960	64,891	43,135	158,712
Salaries	18,750		56,250		56,250
Research and development	-	-	-	-	45,000
Advertising	-	-	2,506	-	17,506
Consulting	24,757	-	188,810	-	284,702
Total operating expenses	61,190	39,960	371,690	43,135	625,360

Other income/expense:
Other income (expense), net		-		-

Net loss before income taxes	(58,690))	(39,960)	(364,190)	(43,135)	(615,360)

Benefit for income taxes		-	-	-

Net loss	$(58,690))	$(39,960)	$(364,190)	$(43,135)	$(615,360)_

Net loss per share - basic and diluted	$(0.00))	$nil	$(0.02)	$nil	$

Weighted average number of shares outstanding during the period - basic and diluted	15,460,000	10,651,298	15,460,000	8,440,908

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,		For the Period From April 1, 2004 (Inception) to
	2008	2007	September 30, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,190)	$(43,135)	(615,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		-	60,000
Changes in operating assets and liabilities:
Accounts receivable			(2,500)
Prepaid expenses	(17,622)	-	(17,622)
Patents		(1,803)
Accounts payable and accrued liabilities	(82,184)	1,725	22,882
Accrued salaries	37,500	-	37,500
Net Cash Used In Operating Activities	(426,496)	(43,213)	(515,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Used in Investing Activities		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from capital contribution from related party	26,861	41,410	26,961
Issuance of common stock	400,000	1,803	488,504
Net Cash Provided by Financing Activities	426,861	43,213	515,465

NET INCREASE IN CASH	365	-	365

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$365	$-	365

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	-
Cash paid for interest expense	$-	$-	-

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2008
(Unaudited)
NOTE 1 – ORGANIZATION

Organization

Immunobiotics, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 1, 2004 under the name Multinational Merger Corporation.  The Company was originally formed for the purpose of, and engaged in the business of, conducting regulatory compliance consulting, through its website, the archive of which can be seen at http://web.archive.org/web/20050322155356/http://www.mmc2100.com/.  The Company discontinued its consulting operations in November 2005.  The Company changed its name to Immunobiotics, Inc. in May 2007 when it acquired US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  The Company is in the business of licensing the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.

Activities during the development stage include developing the business plan and raising capital.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $(38,092), working capital deficiency of $(39,895)and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2008 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor Five Thousand (5,000) bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of Five Percent (5%) of net sales of products sold by Licensee that are covered by the Patent for the first Five Hundred Thousand $500,000 in sales per year, Seven and One-Half Percent (7.5%) of net sales per year from Five Hundred Thousand to One Million dollars ($500,000 to $1,000,000) in sales, and for net sales exceeding One Million Dollars ($1,000,000) per year, Licensee will pay Ten Percent (10%) of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of Ten Thousand Dollars ($10,000.00). The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement.

Concentration of Credit Risk

During the nine months ended September 30, 2008 one customer accounted for 100% of the Company's sales.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “ Disclosure about Derivative Instruments and Hedging Activities ,” an amendment of FASB Statement No. 133, (SFAS 161). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The Company is required to adopt SFAS 161 on January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial position.

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

On September 1, 2007, the Company entered into a license agreement with SYNORx, a related party company, whereby ImmunoBiotics, Inc. granted SYNORx, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent number 6,774,142.

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

During the quarter ended March 31, 2008 the Company’s President contributed $1,100 cash to the Company.

During the nine months ended September 30, 2008 a related party paid $25,761 on behalf of the Company.

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

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

As of September 30, 2008, the Company has accrued $37,500 as salary expense.

On September 1, 2007, the Company entered into a license agreement with SYNORx, a related party company controlled by the majority shareholders in Immunobiotics, Inc..  The Company  granted SYNORxa non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue- During the quarter ended September 30, 2008, we generated revenue of $2,500, all of   which is attributable to royalty payments under the terms of our license agreement with SYNORx.  During the same period of 2007, we had no revenue.

Expenses- Our total operating expenses for the three months ended September 30, 2008 was $61,190 as compared to $39,960 for the three months ended September 30, 2007.  The operating expenses were primarily attributable to consulting fees which were $24,757  and professional fees of $ 6,891 and  salaries which were $18,750, rent which was $10,500, and general and administrative fees which were $292 for the third quarter of 2008.  The consulting fees primarily result from fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Continued –

Revenue- During the nine months ended September 30, 2008, we generated revenue of $7,500, all of  which is attributable to royalty payments under the terms of our license agreement with SYNORx.  During the same period of 2007, we had no revenue.

Our total operating expenses for the nine months ended September 30, 2008 was $371,690 as compared to $43,135 for the nine months ended September 30, 2007.  The operating expenses were primarily attributable to consulting fees which were $188,810 for the nine months ended September 30, 2008, professional fees of $64,891, salaries which were $56,250, general and administrative expenses which were $27,733, rent which was $31,500 and advertising expenses which were $2,506 for the nine months ended September 30, 2008.

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

Net loss for the quarter ended September 30, 2008 and the nine months ended September 30, 2008 increased to $58,690 and $364,190, respectively  and were primarily attributable to the minimal revenue and consulting fees and professional fees  incurred and general and administrative expenses incurred for both periods and to a lesser extent the other expenses previously mentioned.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

In January 2008 we issued 400,000 shares of our common stock in a private placement for proceeds of $400,000.  We expect that such funds will enable us to continue to operate our business for the short term.

For the nine months ended September 30, 2008, our cash used in operating activities was $426,496.  Our cash at the end of the period was $365.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $615,360 through September 30, 2008. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future.  The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our sales for the next few months do not increase, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

None
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

DATE: November 13, 2008	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas P. Lahey
Thomas P.Lahey Chairman and Chief Executive Officer (Principal Executive Officer)