Form 10-K
period 2008-12-31
ImmunoBiotics Inc
filed 2009-04-10
CIK 1413579

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

 ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from _________ to __________

Commission File Number: 333-139354

IMMUNOBIOTICS, INC.
(Name of small business issuer in its charter)

Florida	20-0947115
(State of Incorporation)	(I.R.S. Employer Identification No.)

1065 Calle Negocio, Suite B, San Clemente California 92673
(Address of Principal Executive Offices)         (Zip Code)

800-524-9172
(Registrant's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐     No  ☒

State issuer’s revenues for its most recent fiscal year: $10,000

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2008 , was approximately $7,433,116, based on $1.05, the price at which the registrant’s common stock was last sold on that date.

As of March 1, 2009, the issuer had 15,460,000 shares of common stock outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

Our common stock is currently traded on the Over –The- Counter Bulletin Board under the symbol IMBI. In December 2007, our registration statement on Form 10-SB was declared effective, and we are now subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, file reports and information with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K for the year ended December 31, 2008 and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K for the year ended December 31, 2008, a copy of this Annul Report on Form 10-K, our Registration Statement on Form 10-SB, and our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Our principal office is located at 1062 Calle Negocio, Suite C, San Clemente, California 92673. Our phone number is 800-524-9172 and our fax number is (949) 492-7611. Our website is www.lutimax.com.

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

Existing Products

We currently have two product lines, the LutiMax product line and the LutiSport product line, both of which are manufactured and sold by SYNORx, Inc. under a license granted from us.  In addition, both product lines include products for human consumption and products for consumption by household pets.  The LutiMax line of products includes LutiMax 10mg tablets, LutiMax 100mg Lozenges and LutiSyn TM Capsules for human consumption and a powder for canine consumption.  The recommended dosage of the 100 mg lozenges is one lozenge taken 4 times per day. The starting price paid by consumers for these products is $69.95 per bottle for a purchase of one to three bottles of the lozenges, each bottle containing 120 lozenges, with discounts provided for larger quantity purchases.  LutiMax is a dietary supplement, the two main ingredients of which are two bioflavonoids, Luteolin and Rutin.  LutiMax contains higher doses of Luteolin than any other product currently on the market, and we believe that due to our patent protection, it will remain the only product on the market containing such high doses of Luteolin that can deliver therapeutic levels of Luteolin to the consumer.

Our other line of products that is also manufactured and sold by SYNORx, Inc. under the license granted from us is the  LutiSport TM   line of products.  The LutiSport line of products include a  lozenge for human consumption and a powder for canine consumption.  The canine product is currently sold by SYNORx, Inc. to a pet products manufacturer.   The LutiSport products for human consumption have not yet been sold in the market.  As with LutiMax TM , LutiSport TM   is a dietary supplement, two of the main ingredients of which are the bioflavonoids Luteolin and Rutin.  LutiSport has not been introduced into the market as yet, but the introductory starting price to be paid by consumers for this product is expected to be $39.95 per bottle containing 60 lozenges.

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

Funding

SYNORx has provided inventory of LutiMax to us for resale and we intend to sell the inventory during the year. We intend to generate working capital to fund our business plan from royalty payments from our patent and sales of our products manufactured for us by SYNORx, Inc. and other future licensees.  However, to date we have not generated enough revenue from such sources to pay all of our expenses and have primarily derived our funding from capital investments from shareholders and to a lesser extent from royalty fees.  Therefore, we intend to raise additional capital from the sale of our securities.

RESEARCH AND DEVELOPMENT

In the United States SYNORx, Inc. currently conducts a portion of our research and development of our products in small laboratories where chemical experimentation and testing is done under the supervision of our Chief Executive Officer who is also the Chief Executive Officer of SYNORx Inc.  SYNORx, Inc. has also outsourced our research and has provided grants to several institutions which have larger research facilities including Stanford Research Institute, the University of North Carolina at Chapel Hill, The VU University in Amsterdam, The University of Illinois at Champaign Urbana, Massachusetts General Hospital, the University of California, Irvine, the Dartmouth Hitchcock ALS Center, the Carolinas Institute, and to several medical professionals, where they have used our patented products or formulas to evaluate and test the results of the combinations of various bioflavonoids. However, our research in the United States is limited in scope and nature by regulations. SYNORx, Inc. has conducted and continues to conduct extensive research in China, where the scope of allowable testing is less expensive, broader in scope of testing, and is approved at a faster pace than that of the United States.  Although our licensee does not conduct formal medical testing on humans in the United States, our licensee has distributed products to consumers with various medical conditions who have requested or purchased such products and have kept testimonial records of the effects of our products reported to them by such consumers while under the care of their personal physicians or medical professionals.  We expect our licensees to develop products by identifying scientifically-supported ingredients that have broad therapeutic or other health-related benefits which can be delivered through our patented formulas.  The research and development efforts in deciding on any particular ingredient to include in any particular formula for any product will primarily involve review of scientific literature and results of research performed by our licensees and any outsourced research, active participation in industry trade shows and seminars on new ingredients, gathering information through relationships with existing suppliers and ongoing feedback from sales and marketing personnel on current and future product trends.  We expect that the licensee(s) will include industry-accepted ingredients into single-ingredient product formulas or complex formulas that combine other natural-based dietary ingredients with added benefits to the consumer seeking specific therapeutic activities.  Although our Company has only spent a minimal amount, $45,000,  on research and development of products, the inventors of the Patent and SYNORx, Inc. have spent approximately $3,000,000 in the research and development in the processes and formulas and efficacy of the products and formulas identified in the Patent that resulted in the creation and improvements to the products known as LutiMax and LutiSport.

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

We may not be profitable.

For the year ending December 31, 2008, we have had limited indirect sales that provided royalty revenue of $10,000, no income and sustained a net loss of $429,745. During the year ended December 31, 2007, we did not pay or accrue any salary expense; however commencing January 1, 2008 we began to accrue salary expense and paid a small portion of the accrued salary in 2008.  We expect to pay such accrued salaries at such time as we have adequate funds to make such payments.  Therefore, we expect to incur additional expenses.  In order to establish our business, we will need to rely on the sales of the products and royalty fees and will incur expenses for advertising, information systems, rent and additional personnel to support these activities in addition to the salary expenses already mentioned.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and the ability of our licensees to generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

We may not be able to continue as a going concern.

During the year ended December 31, 2008 we had minimal income from operations but incurred $439,603  of operating expenses and at December 31, 2008 had an accumulated deficit of $680,915 and stockholder’s deficit of $103,648.  During the year ended December 31, 2007 we had no income from operations, and at December 31, 2007 had an accumulated deficit of $251,170 and a stockholder’s deficit of $100,763.  The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2007 and December 31, 2008 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We need to obtain funding in order to implement our business plan.

To date, we have not generated enough revenue from operations to pay all of our expenses. In fact, we have used money raised in prior financings to pay some of our costs. We have used all of the $400,000 we raised during the last year from the sale of securities. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

To date, for our funding, we have relied on limited capital contributions from our current shareholders.   For the year ended December 31, 2008 we had minimal revenue from royalty payments. As of December 31, 2008, we had very minimal cash and cash equivalents which will not be sufficient to last for the next twelve months.  We will continue to rely on contributions from our shareholders until such time that the Company is selling products and generating revenues and are seeking outside funding as well.

If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we will need to raise additional funds, whether through a stock offering or otherwise.

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

The success of new product introductions depends on various factors, including the following:

▪  proper new product selection;

▪  successful sales and marketing efforts;

▪  timely delivery of new products;

▪  availability of raw materials;

▪  pricing of raw materials;

▪  regulatory allowance of the products; and

▪  customer acceptance of new products.

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

We may face significant competition which could adversely affect our revenues, results of operations and financial condition.

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

As of December 31, 2008, we had one employee and retained a few outside consultants during the course of the year.  Additionally, our two officers devote a substantial portion of their business time and effort to other businesses.

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

We will be subject to potential conflicts of interest due to the control of our Company by our principal shareholders .

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

The ability of our licensees to manufacture products based upon our Patent is subject to availability of raw materials .

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

Failure to establish and maintain distributor relationships could negatively impact sales of our products ..

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

Our non-U.S. sales and operations will be subject to risks inherent in conducting business abroad, many of which are outside our control, including:

▪  periodic regional economic downturns and unstable political environments,

▪  multiple, conflicting and changing governmental laws and regulations, including   import/export controls and other trade barriers, and

▪  different customs and ways of doing business.

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

Our common stock is currently traded on the over-the-counter bulletin board under the symbol IMBI.  However, an active trading market for the common stock has not yet developed and there can be no assurance that an active trading market will develop in the future.  Consequently, we cannot assure you when and if an active  trading market in our shares will be established, or whether any such market, if established, will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.  If a public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

We have incurred increased costs as a result of being a public company.

As a public company, we have incurred significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as related rules adopted by the Securities and Exchange Commission, has imposed substantial requirements on public companies, including certain corporate governance practices and requirements relating to internal control over financial reporting. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, in the future we will be required to document, evaluate, and test our internal control procedures under Section 404 of the Sarbanes-Oxley Act and the related rules of the Securities and Exchange Commission which will be costly and time consuming. Effective internal controls are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we are unable to achieve and maintain adequate internal controls, our business and operating results could be harmed.

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

Stockholders should be aware that, according to the Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

▪  control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

▪  manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪  “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

ITEM 2. DESCRIPTION OF PROPERTY

We recently relocated our principal office to 1062 Calle Negocio, Suite C, San Clemente, California. This space consists of approximately 4200 square feet, a portion of which is used by SYNORx, Inc. to conduct research and development activities.  We lease this space on a month-to-month basis at a price of $2,500 per month. For the year ended December 31, 2008 we did not pay any rent expense and instead accrued the rent expense as a liability.   We believe these facilities are adequate to serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the last quarter of the year ended December 31, 2008.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Financial Operations Overview

We are a development stage company and have only recently commenced operations and have  generated only minimal  revenues.  During the year ended December 31, 2008 we generated $10,000 of revenue and incurred operating expenses of $439,603. Our principal business activities to date have been the acquisition of the Patent.  From our inception to December 31, 2008, we had incurred an accumulated deficit of $680,915 and our stockholders’ deficit at December 31, 2008 was $103,648.  Our accumulated deficit through December 31, 2008 is primarily attributable to the lack of business activity and product sales.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor Five Thousand (5,000) bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of Five Percent (5%) of net sales of products sold by Licensee that are covered by the Patent for the first Five Hundred Thousand $500,000 in sales per year, Seven and One-Half Percent (7.5%) of net sales per year from Five Hundred Thousand to One Million dollars ($500,000 to $1,000,000) in sales, and for net sales exceeding One Million Dollars ($1,000,000) per year, Licensee will pay Ten Percent (10%) of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of Ten Thousand Dollars ($10,000.00). The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement.   As of December 31, 2008, the Company recognized as revenue the minimum earned royalty of $10,000.

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

Concentration of Credit Risk

During the years ended December 31, 2008 and 2007, one customer accounted for 100% of the Company's sales.

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

Indefinite-lived and Long-Lived Assets

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent.  The Company does not believe any impairment of this asset has occurred as of December 31, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008.   The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.”  The adoption of this statement did not have a material effect on the Company’s financial statements.

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

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument.  The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee.  Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008.  The Company is currently assessing the impact of FSP FAS No. 133-1 on its financial position and results of operations.

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its financial position and results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s financial condition or results of operations.

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its financial position and results of operations.

Results of Operations

Years Ended December 31, 2008 and 2007.

Revenue. For the year ended December 31, 2008, we had revenue of $10,000. For the year ended December 31, 2007 we had revenue of $2,500 which is attributable to royalty payments under the terms of our license agreement with SYNORx, Inc.

Research and development expenses. For the year ended December 31, 2008, research and development expense was $1,875 as compared to $45,000 for the year ended December 31, 2007. The decrease is due primarily to our limited financial position

General and administrative expenses. For the year ended December 31, 2008, general and administrative expense was $50,849 as compared to $410 for the year ended December 31, 2007.

Professional Fees. For the year ended December 31, 2008, professional fees were $154,823 as compared to $76,321 for the year ended December 31, 2007. The increase is due primarily to fees incurred by us as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Advertising. For the year ended December 31, 2008, advertising fees were $10,056 as compared to $15,000 for the year ended December 31, 2007.

Consulting Fees. For the year ended December 31, 2008, consulting fees were $105,000 as compared to $95,892 for the year ended December 31, 2007. The increase is due primarily to fees incurred by us, for maintaining regulatory compliance under the Securities Exchange Act of 1934, fees paid to an outside consultant with regard to specialty and niche marketing advice for our LutiSport product and for fees paid to an outside consultant with regard to advice on setting up our manufacturing.

Salaries. For the year ended December 31, 2008 salary expense was $75,000 as compared to $0 for the year ended December 31, 2007. On January 1, 2008 we entered into an employment agreement with our President and Chief Executive Officer pursuant to which we are obligated to pay Mr. Lahey an annual salary of $75,000 with annual increases of at least 5% plus a bonus. To date we have paid $18,750 of such amount of salary and accrued $56,250 of such salary expense.

Rent. For the year ended December 31, 2008 rent expense was $42,000 as compared to $0 for the year ended December 31, 2007. On January 1, 2008 we began accruing rent expense of $3,500 per month. We recently relocated our offices and decreased our rent per month to $2,500 per month.

Net loss. Net loss for the year ended December 31, 2008, increased 87% from $429,745 for the year ended December 31, 2008 as compared to $230,123 for the year ended December 31, 2007. This increase in net loss is attributable to an increase in operating expenses, primarily as a result of the increase in professional fees, general and administrative, salary and rent expense and to a lesser extent an increase in consulting fees offset by an decrease in research and development and advertising expenses. Liquidity and Capital Resources

Revenues

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

Expenses

During the past fiscal year, our expenses have consisted primarily of general and administrative expenses, consulting fees, salaries, rent  and professional fees. We anticipate that our principal expenses in the next year will consist of professional fees, salaries and rent  and consulting fees as well as advertising and marketing, and personnel required to operate our business Our only contractual obligation is salary expense in accordance with the employment agreement that we entered into with our President and Chief Executive Officer.

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

We expect to purchase additional office furniture, equipment and computers during the next 12 months.  We have budgeted approximately $37,500 for capital expenditures during this period, which will be dependent upon us raising additional capital or revenues increasing .

During the year ended December 31, 2008, we had cash from financing activities of $433,861 a substantial portion of which  was raised by the sale of 400,000 shares of our common stock in a private placement for proceeds of $400,000 in January and  $26,861 of which was attributable to a capital contribution from a related party.  We have used all of these funds in our operations and require additional funding to meet our ongoing expenses.

Our cash used in operations was also $26,130 and was primarily attributable to our net loss..

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $429,745 through December 31, 2008. At December 31, 2008 we had working capital of  $108,073. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development  efforts and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Employees

As of December 31, 2008, we had one employee and one consultant.  During the course of the year we hired a number of consultants in the areas of accounting, marketing and advertising.  We currently expect to hire approximately 1 employee over the next 12 months, which will cause us to incur additional costs and will hire additional employees if we raise additional funds or revenue from sales increase to support such hirings.

ITEM 8.  FINANCIAL STATEMENTS

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
FINANCIAL STATEMENTS

For the years ended December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of Immunobiotics, Inc.

    We have audited the accompanying balance sheets of Immunobiotics, Inc. (a Florida corporation) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from April 1, 2004 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunobiotics, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and for the period from April 1, 2004 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 8, 2009

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$4,870	$-
Accounts receivable	-	2,500
Total current assets	4,870	2,500

Furniture and fixtures, net	2,622	-

Intangible asset	1,803	1,803

TOTAL ASSETS	$9,295	4,303

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$48,651	$105,066
Accrued salaries	56,392	-
Deferred revenue	900	-
Note payable	7,000	-

TOTAL CURRENT LIABILITIES	112,943	105,066

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 and 15,060,000 shares issued and outstanding and additional paid in capital	577,267	150,407
Deficit accumulated during the development stage	(680,915)	(251,170)
TOTAL STOCKHOLDERS’ DEFICIT	(103,648)	(100,763)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,295	$4,303

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	December 31,	December 31,	For the Period From April 1, 2004 (Inception) to December 31,
	2008	2007	2008

Revenues	$10,000	$2,500	$12,500

Operating expenses:
General and administrative	50,849	410	54,806
Rent	42,000	-	42,000
Professional fees	154,823	76,321	248,644
Salaries	75,000	-	75,000
Research and development	1,875	45,000	46,875
Advertising	10,056	15,000	25,056
Consulting	105,000	95,892	200,892
Total operating expenses	439,603	232,623	693,273

Other income/expense:
Interest expense	142	-	142

Net loss before income taxes	(429,745)	(230,123)	(680,915)

Provision for (benefit from ) income taxes	-	-	-

Net loss	$(429,745)	$(230,123)	$(680,915)

Net loss per share - basic and diluted	$(0.03)	$nil	$

Weighted average number of shares outstanding during the period - basic and diluted	15,450,137	11,758,751

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated
	20,000,000 shares authorized		100,000,000 shares authorized		Additional	Deficit During
		$.001 Par Value		No Par Value	Paid-In	Development
	Shares	per share	Shares	per share	Capital	Stage	Total

BALANCE, December 31, 2006	-	-	6,205,958	-	$13,247	$(21,047)	$(7,800)

Purchase of patent	-	-	8,794,042	-	1,803	-	1,803

Capital contribution from related paty	-	-	-	-	75,357	-	75,357

Common stock issued for services	-	-	60,000	-	60,000	-	60,000

Net loss, 2007	-	-	-	-	-	(230,123)	(230,123)

Balance, December 31, 2007	-	-	15,060,000	-	150,407	(251,170)	(100,763)

Capital contribution of cash from related paty	-	-	-	-	1,100	-	1,100

Capital contribution from related party	-	-	-	-	25,760	-	25,760

Sale of common stock	-	-	400,000	-	400,000	-	400,000

Net loss, 2008	-	-	-	-	-	(429,745)	(429,745)

Balance December 31, 2008	-	$-	15,460,000	$-	$577,267	$(680,915)	$(103,648)

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For year ended December 31,		For the Period From April 1, 2004 (Inception) to December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(429,745)	$(230,123)	$(680,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	60,000	60,000
Depreciation	238		238
Changes in operating assets and liabilities:
Accounts receivable	2,500	(2,500)	-
Accounts payable and accrued liabilities	(56,415)	97,266	48,651
Accrued salaries	56,392	-	56,392
Deferred revenue	900	-	900
Net cash used in operating activities	(426,130)	(75,357)	(514,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(2,861)	-	(2,861)
Net cash used in investing activities	(2,861)	-	(2,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	7,000	-	7,000
Proceeds from capital contribution from related party	26,861	75,357	115,365
Issuance of common stock	400,000	-	400,100
Net cash provided by financing activities	433,861	75,357	522,465

NET INCREASE IN CASH	4,870	-	4,870

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,870	$-	$4,870

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Issuance of stock for patent	$-	$1,803	$1,803
Issuance of common stock for services rendered	$-	$60,000	$60,000

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $(103,648), working capital deficit of $(108,073) and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor Five Thousand (5,000) bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of Five Percent (5%) of net sales of products sold by Licensee that are covered by the Patent for the first Five Hundred Thousand $500,000 in sales per year, Seven and One-Half Percent (7.5%) of net sales per year from Five Hundred Thousand to One Million dollars ($500,000 to $1,000,000) in sales, and for net sales exceeding One Million Dollars ($1,000,000) per year, Licensee will pay Ten Percent (10%) of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of Ten Thousand Dollars ($10,000.00). The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement.   As of December 31, 2008, the Company recognized as revenue the minimum earned royalty of $10,000.

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

Concentration of Credit Risk

During the years ended December 31, 2008 and 2007, one customer accounted for 100% of the Company's sales.

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

Indefinite-lived and Long-Lived Assets

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent.  The Company does not believe any impairment of this asset has occurred as of December 31, 2008 and, therefore, has recorded no loss from impairment in its Statement of Operations.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and has been adopted by the Company in the first quarter of fiscal year 2008.   The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements.”  The adoption of this statement did not have a material effect on the Company’s financial statements.

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
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In June 2008, the FASB issued EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of EITF 03-6-1 on its financial position and results of operations.

Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an entity's Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity's Own Stock.”  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company is currently assessing the impact of EITF 07-5 on its financial position and results of operations.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

In September 2008, the FASB issued EITF Issue No. 08-5 (“EITF No. 08-5”), “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.”  This FSP determines an issuer’s unit of accounting for a liability issued with an inseparable third-party credit enhancement when it is measured or disclosed at fair value on a recurring basis.  FSP EITF No. 08-5 is effective on a prospective basis in the first reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of FSP EITF No. 08-5 on its financial position and results of operations.

Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161

In September 2008, the FASB issued FSP FAS No. 133-1, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” This FSP amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require and additional disclosure about the current status of the payment/performance risk of a guarantee. Finally, this FSP clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” FSP FAS No. 133-1 is effective for fiscal years ending after November 15, 2008. The Company is currently assessing the impact of FSP FAS No. 133-1 on its financial position and results of operations.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.”  This FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active.  The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The impact of adoption was not material to the Company’s financial condition or results of operations.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.”  EITF No. 08-7 clarifies how to account for defensive intangible assets subsequent to initial measurement.  EITF No. 08-7 applies to all defensive intangible assets except for intangible assets that are used in research and development activities.  EITF No. 08-7 is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-7 on its financial position and results of operations.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued EITF Issue No. 08-6 (“EITF No. 08-6”), “Equity Method Investment Accounting Considerations.”  EITF No. 08-6 clarifies accounting for certain transactions and impairment considerations involving the equity method.  Transactions and impairment dealt with are initial measurement, decrease in investment value, and change in level of ownership or degree of influence.  EITF No. 08-6 is effective on a prospective basis for fiscal years beginning on or after December 15, 2008.  The Company is currently assessing the impact of EITF No. 08-6 on its financial position and results of operations.

Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132(R) (“SFAS No. 132(R)”), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS No. 132(R)-1 also includes a technical amendment to SFAS No. 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented.  The required disclosures about plan assets are effective for fiscal years ending after December 15, 2009.  The technical amendment was effective upon issuance of FSP FAS No. 132(R)-1.  The Company is currently assessing the impact of FSP FAS No. 132(R)-1 on its financial position and results of operations.

Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises

In December 2008, the FASB issued FSP FIN No. 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises.”  FSP FIN No. 48-3 defers the effective date of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” for certain nonpublic enterprises as defined in SFAS No. 109, “Accounting for Income Taxes.”  However, nonpublic entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance.  The impact of adoption was not material to the Company’s financial condition or results of operations.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R) -8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This FSP amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financials assets.  FSP FAS No. 140-4 also amends FIN No. 46(R)-8, “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity.  FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users.  FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged.  The Company is currently assessing the impact of FSP FAS No. 140-4 on its financial position and results of operations.

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

NOTE 5 – COMPUTER EQUIPMENT

In October 2008 the Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the year ended December 31, 2008 was $238.

NOTE 6 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest amounted to $142 as of December 31, 2008.

NOTE 7 – EQUITY

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

During the year ended December 31, 2008, the Company’s President contributed $1,100 cash to the Company.

During the year ended December 31, 2008, a related party paid $25,760 on behalf of the Company.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

On September 1, 2007, the Company entered into a license agreement with SYNORx, ,  a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent.

In January 2008, the Company entered into employment agreement with an individual to serve as President and Chief Executive Officer.  The agreement  provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement) .  In addition, the agreement also provides medical benefits and a car allowance of $300 per month.  The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.   The Company has recorded $75,000 of salary expense, of which $56,250 was accrued as of December 31, 2008.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 -   INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2008 and 2007 consist of the following:

	December 31,
	2008	2007
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	$(146,000)	$(75,650)
State	(26,000)	(13,350)
	(172,000)	(89,000)
Benefit from the operating loss carryforward	172,000	89,000
Benefit for income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2008	2007

Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

2008

Net operating loss carry-forwards	$272,350
Valuation allowance	(272,350)
Deferred income tax asset	$-

The Company has a net operating loss carryforward of approximately $680,000 available to offset future taxable income through 2020.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2008, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2008 was $175,050.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008 with the following exceptions:

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

This  Annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

 ITEM 9B. OTHER INFORMATION

 Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS; PROMOTERS; CONTROL PERSONS; AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 15(A) OF THE EXCHANGE ACT

Below is certain information regarding our directors and executive officers. The following table states who are our directors and officers, as well as biographical information regarding our directors and management.

Name	Age	Positions with Company
Thomas P. Lahey	51	President, Chief Executive Officer, and Director
Vithal J. Rajadhyaksha, Ph.D.	68	Vice-President, Chief Financial Officer, Secretary Treasurer and Director

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics will be furnished to any person upon written request from any such person. Requests should be sent to:  Secretary, ImmunoBiotics 1062 Calle Negocio, Suite B, San Clemente, California 92673. Shareholders wishing to communicate with directors should contact the Corporate Secretary at our San Clemente office, who will facilitate, but not screen, communications with individual directors.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2008, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to ImmunoBiotics and its subsidiaries in all capacities during each of the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Thomas Lahey President and Chief Executive Officer	2007 2008	— $75,000(1)	— —	— —	— —	$75,000(1)

(1) $18,750 has been paid and the remaining $56,250 has been accrued

During the years ended December 31, 2007 there was no compensation earned by, awarded to or paid to any of our executive officers or directors. We began accruing compensation for our President and Chief Executive Officer in January 2008 and paid $18,750 of the accrued amount during the year ended December 31, 2008.  We expect to pay such accrued salary after we obtain sufficient funds from either operations or financing services to pay compensation to these individuals.

During the year ended December 31, 2008 we did not issue any options or shares of restricted stock to any officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2009, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

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

Name and Address of Owner	Position with Company	Shares Beneficially Owned	Percent of Class
Thomas P. Lahey 1062 Calle Negocio Suite B San Clemente, California 92673	President , Chief Executive Officer and Director	5,830,842 (1)	37.72%

Vithal J. Rajadhyaksha 1062 Calle Negocio Suite B San Clemente, California 92673	Vice-President, Chief Financial Officer Secretary, Treasurer and Director	2,550,000	16.49%

(1)	These shares consist of 4,780,842 shares owned directly by Mr. Lahey, 1,000,000 shares owned by members of his immediate family, and 50,000 shares owned by entities and trusts controlled by Mr. Lahey.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

We were formed in April 2004 by prior officers of the Company.  We initially had four shareholders who received an aggregate of 1,000,000 shares of common stock in consideration of their capital contribution of $100.

At the end of April, we issued 5,205,958 shares of common stock to 69 individuals in exchange for $12,936.

In May, 2007, we issued 8,794,042 shares of our common stock to the shareholders of SYNORx, Inc. in connection with the transaction pursuant to which we acquired all rights to the Patent.  None of these individuals were affiliates of our company at the time of the transfer.

In September 2007, we entered into an agreement with SYNORx, Inc. pursuant to which we granted SYNORx, Inc. a continued non-exclusive license to research develop, manufacture, market, advertise, distribute, and sell LutiMax and related bioflavonoid-based products covered by the Patent.  Under this agreement, SYNORx, Inc. is obligated to pay us a minimum royalty equal to $10,000 per year in addition to royalty payments ranging from 5% to 10% of the net sales by SYNORx, Inc. from the sales of LutiMax   and other products covered by the Patent.  Two of the owners of SYNORx, Inc. are Thomas P. Lahey, who is also our President and Chief Executive Officer and Vithal Rajadhyaksaha, who is also our Vice President, Chief Financial Officer, Secretary and Treasurer.  During the year ended December 31, 2007 the Company received royalty payments of  $2,500 on sales of products by SYNORx,

In  2008, our Chief Executive Officer contributed $26,861 to the capital of the Company to fund certain expenses.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2008, our registered public accounting firm, billed us a total of $19,000 for audit and other services as follows:

• Audit fees of $19,000 which consist of fees related to professional services rendered in connection with the audit of our consolidated financial statements from inception through the period ending December 31, 2008;

• Audit-related fees of $0 which consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”

PART IV

ITEM 15.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

3.1 Certificate of Incorporation (1)

3.2 By-Laws (1)

10.1 Patent Purchase Agreement(1)

10.2  Non-Exclusive Patent License Agreement(1)

10.3  Employment Agreement dated  January 1, 2008  between ImmunoBiotics, Inc. and Thomas  P .Lahey (1)

14  Code of Ethics (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (2)

31.2 Certification of Chief Financial Officer  pursuant to Rule 13a-14(a)/15d-14(a) (2)

32.1 Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)

32.2 Certification  of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)
 __________________________________

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

Date: April 10, 2009

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 10, 2009

By: /s/ Thomas P. Lahey
Thomas Lahey
Chairman and Chief Executive Office
(Principal Executive Officer)

Date: April 10, 2009

By: /s/ Vithal J. Rajadhyaksha
Vithal J. Rajadhyaksha
(Vice-President, Chief  Financial Officer, Secretary Treasurer and Director)