Form 10-Q
period 2009-03-31
ImmunoBiotics Inc
filed 2009-05-20
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

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

1062 Calle Negocio, Suite C, San Clemente, California 92673
 (Address of principal executive offices including zip code)

800-524-9172
 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐ No  ☐

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, $.001 par value per share, as of May 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$628	$4,870
Accounts receivable	-	-
Total current assets	628	4,870

Furniture and fixtures, net	2,384	2,622

Intangible asset	1,803	1,803

TOTAL ASSETS	$4,815	9,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$56,083	$48,651
Accrued salaries	75,000	56,392
Deferred revenue	6,900	900
Note payable	7,000	7,000

TOTAL CURRENT LIABILITIES	144,983	112,943

Commitments and contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 issued and outstanding and additional paid in capital respectively	577,267	577,267
Deficit accumulated during the development stage	(717,435)	(680,915)
TOTAL STOCKHOLDERS’ DEFICIT	(140,168)	(103,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,815	$9,295

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		For the Period From April 1, 2004 (Inception) to
	2009	2008	March 31, 2009

Revenues	$2,500	$2,500	$15,000

Operating expenses:
General and administrative	1,220	25,446	56,026
Rent	10,500	10,500	52,500
Professional fees	8,205	23,193	256,849
Salaries	18,750	18,750	93,750
Research and development	-	-	46,875
Advertising	-	2,000	25,056
Consulting	-	139,761	200,892
Total operating expenses	38,675	219,650	731,948

Other expense:
Interest expense	345	-	487

Net loss before income taxes	(36,520)	(217,150)	(717,435)

Provision for (benefit from ) income taxes	-	-	-

Net loss	$(36,520)	$(217,150)	$(717,435)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	15,460,000	15,450,137

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,		For the Period From April 1, 2004 (Inception) to
	2009	2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,520)	$(217,150)	$(717,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	60,000
Depreciation	238	-	476
Changes in operating assets and liabilities:
Prepaid expenses	-	(67,369)	-
Accounts payable and accrued liabilities	7,432	(102,566)	56,083
Accrued salaries	18,608	18,750	75,000
Deferred revenue	6,000	-	6,900
Net cash used in operating activities	(4,242)	(368,335)	(518,976)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment	-	-	(2,861)
Net cash used in investing activities	-	-	(2,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	1,100	7,000
Proceeds from capital contribution from related party	-	-	115,365
Issuance of common stock	-	400,000	400,100
Net cash provided by financing activities	-	401,100	522,465

NET INCREASE (DECREASE) IN CASH	(4,242)	32,765	628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,870	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$628	$32,765	$628

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Issuance of stock for patent	$-	$-	$1,803
Issuance of common stock for services rendered	$-	$-	$60,000

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2009
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

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $140,168, working capital deficit of $144,355 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay  10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000.00. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three months ended March 31, 2009 and 2008, the Company recognized as revenue the minimum earned royalty of $2,500.

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

Concentration of Credit Risk

During the three months ended March 31, 2009 and 2008, one customer accounted for 100% of the Company's sales.

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

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

March 31, 2009
(Unaudited)

The Corporation adopted the provisions of Financial Accounting Standards Board FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109," effective January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have a significant impact on the Company's financial statements.

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with SFAS No.128, Earning Per Share (SFAS No. 128), for all periods presented.

Indefinite-lived and Long-Lived Assets

The Company accounts for long-lived assets under the SFAS Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 142 and 144).  In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of March 31, 2009 and, therefore, has recorded no loss from impairment in its statement of operations.

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

March 31, 2009
(Unaudited)

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

NOTE 3 – INTANGIBLE ASSETS

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

NOTE 4 – COMPUTER EQUIPMENT

In October 2008 the Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the three months ended March 31, 2009 was $238.

NOTE 5 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest amounted to $345 as of March 31, 2009.

NOTE 6 – EQUITY

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

March 31, 2009
(Unaudited)

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

(D) Sale of common Stock

In January 2008 the Company sold a total of 400,000 shares of common stock to an unrelated third party for net proceeds of $400,000 ($1.00 per share).

NOTE 7 – RELATED PARTY TRANSACTIONS

On September 1, 2007, the Company entered into a license agreement with SYNORx,  a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent.

In January 2008, the Company entered into employment agreement with an individual to serve as President and Chief Executive Officer.  The agreement  provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement) .  In addition, the agreement also provides medical benefits and a car allowance of $300 per month.  The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.  The Company has recorded $93,750 of salary expense, of which $75,000 was accrued as of March 31, 2009.

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

General

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2008 included in our Form 10K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue- During the quarter ended March 31, 2009 we generated revenue of $2,500.  During the same period of 2008, we also generated revenue of $2,500.

Expenses- Our total operating expenses for the three months ended March 31, 2009 was $38,675 as compared to $219,650 for the three months ended March 31, 2008.  The decrease in operating expense was primarily related to a decrease in consulting fees and to a lesser extent general and administrative expenses  and professional fees  incurred in becoming a public company The operating expenses for the three months ended March 31, 2009 were primarily attributable to accrued salaries which were $18,750 for the first quarter of 2009 and rent which was $10,500, professional fees which were $8,205 and  to a lesser extent general and administrative fees which were $1,220.  The professional fees primarily consisted of accounting and other fees  incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Continued -

Salary expense and rent expense remained constant for the three month period ended March 31, 2008 as compared to March 31, 2009. The salary of $18,750 represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $10,500 also represents accrued expense for the rent of our office facility that we share with our licensee.

Net loss for the quarter ended March 31, 2009 decreased from $217,150 for the quarter ended March 31, 2008 as compared to $36,520 for the period ended March 31, 2009.  The decrease was primarily attributed to a decrease in consulting fees and to a lesser extent general and administrative expenses  incurred in becoming a public company.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

For the three months ended March 31, 2009, we had no cash flows from financing activities.  Our cash used in operating activities was $4,242.  Our cash at the end of the period was $628.

Expenses

To date, our expenses have consisted primarily of, consulting fees, salary, general and administrative  and professional fees, mostly in connection with becoming a reporting company and the ongoing reporting requirements. We anticipate that our principal expenses in the next year will consist of professional fees and consulting fees as well as advertising and marketing, and personnel required to operate our business.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $140,168 through March 31, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

Our continued operations in the short and long term will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

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

We have based our estimate on assumptions that may prove to be wrong. As previously stated, we need to obtain additional funds in the next couple of months or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit or cease our operations and our business, financial condition and results of operations would be materially harmed.

Item 4T - Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer and our principal financial officer.  Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

DATE: May 20, 2009	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Daniel Smith
Daniel Smith President and Chief Executive Officer (Principal Executive Officer)