Form 10-Q
period 2009-06-30
ImmunoBiotics, Inc.
filed 2009-08-14
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, as of August 13, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

Index

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash	$15,463	$4,870
Total current assets	15,463	4,870

Computer equipment, net	4,592	2,622
Patent	1,803	1,803

TOTAL ASSETS	$21,858	9,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$87,816	$48,793
Accounts payable – related party	124,875	-
Accrued salaries	93,750	56,250
Deferred revenue	24,900	900
Convertible notes	82,500	-
Note payable	7,000	7,000

TOTAL CURRENT LIABILITIES	420,841	112,943

Commitments and contingencies

Stockholders’ Deficit:
	-	-
Common stock, no par value, 100,000,000 shares authorized, 15,460,000 and 15,460,000 shares issued and outstanding respectively	577,267	577,267
Accumulated deficit during the development stage	(976,250)	(680,915)
TOTAL STOCKHOLDERS’ DEFICIT	(398,983)	(103,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,858	$9,295

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Six Months Ended June 30,		For the Period From April 1, 2004 (Inception) to
	2009	2008	2009	2008	June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Sale of products	770	-	770		770
Licensing Fees	$2,500	$2,500	$5,000	$5,000	$17,500
Total Revenue	3,270	2,500	5,770	5,000	18,270

Operating expenses:
General and administrative	75,102	1,995	76,323	27,441	131,271
Rent	10,894	10,500	21,394	21,000	63,394
Professional fees	45,659	34,807	50,863	58,000	299,507
Salaries	18,750	18,750	37,500	37,500	112,500
Research and development	31,975	-	31,975	-	78,850
Advertising	7,900	506	7,900	2,506	32,956
Consulting	73,063	24,292	73,063	164,053	273,955
Total operating expenses	263,343	90,850	299,018	310,500	992,433

Net loss from operations	(260,073)	-	(293,248)	(305,500)	(974,163)	-

Other expense:
Interest expense	1,742	-	2,087	-	2,087

Net loss before provision for income taxes	(261,815)	(88,350)	(295,335)	(305,500)	(976,250)

Benefit for income taxes		-		-

Net loss	$(261,815)	$(88,350)	$(295,335)	$(305,500)	$(976,250)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	15,460,000	15,460,000	15,460,000	15,438,022

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,			For the Period From April 1, 2004 (Inception) to
	2009		2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(295,335)	(305,500)		$(976,250)
Adjustments to reconcile net loss to net cash used in operating activities:		-	-		-
Common stock issued for services					60,000
Depreciation expense		698	-		936
Changes in operating assets and liabilities:
Increase prepaid expenses			(41,819)		24,900
Increase in deferred revenue		24,000	-
Increase in accrued payroll		37,500	(93,861)		93,892
Accounts payable and accrued expenses		39,023	18,750		87,674
Accounts payable related		124,875	-		124,875

Net cash used in operating activities		(69,239)	(422,430)		(583,973)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment		(2,668)			(5,529)
Net cash used in investing activities		(2,668)			(5,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		-	-		7,000
Proceeds from convertible notes payable		82,500	-		82,500
Proceeds from capital contribution from related party		-	26,861		115,365
Proceeds from issuance of common stock			400,000		400,100
Net cash provided by financing activities		82,500	426,861		604,965

NET INCREASE (DECREASE) IN CASH		10,593	4,431		15,463

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		4,870	-		-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$15,463	4,431		$15,463

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$			$
Cash paid for interest expense	$			$
Issuance of stock for patent	$			$
Issuance of common stock for services rendered	$			$

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

NOTE 1 – ORGANIZATION

Organization

ImmunoBiotics, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 1, 2004 under the name Multinational Merger Corporation.  The Company was originally formed for the purpose of, and engaged in the business of, conducting regulatory compliance consulting, through its website, the archive of which can be seen at http://web.archive.org/web/20050322155356/http://www.mmc2100.com/.  The Company discontinued its consulting operations in November 2005.  The Company changed its name to Immunobiotics, Inc. in August 2007 after its acquisition in May 2007 of US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases.  The Company is in the business of licensing the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.

Activities during the development stage include developing the business plan and raising capital.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $398,983, working capital deficit of $405,378 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay    10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three and six months ended June 30, 2009 and 2008, the Company recognized as revenue the minimum earned royalty of $2,500, $5,000, $2,500, and $5,000, respectively.

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

Concentration of Credit Risk

During the three and six months ended June 30, 2009 and 2008, one customer accounted for 76% , 86%, 100% and 100%, respectively of the Company's sales.

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of June 30, 2009 and, therefore, has recorded no loss from impairment in its statement of operations.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

NOTE 4 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the three and six months ended June 30, 2009 was $459 and $698, respectively.

NOTE 5 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest amounted to $836 as of June 30, 2009.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at June 30, 2009 amounted to $1,393. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

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

In January 2008, the Company entered into employment agreement with an individual to serve as President and Chief Executive Officer.  The agreement  provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement).  In addition, the agreement also provides medical benefits and a car allowance of $300 per month.  The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.  The Company has recorded $112,500 of salary expense, of which $93,750 was accrued as of June 30, 2009.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 9 - SUBSEQUENT EVENTS

In July 2009 the Company agreed to issue 150,000 shares of common stock for consulting services and cash of $500.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due 365 days from the date of issuance and bears an interest rate of 10% per annum. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

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

Since inception, we have funded our operations from the sale of common stock, issuance of notes and contributions from related parties.  We have had minimal revenues from royalty payments and product sales.  We still require funds to advertise the products made by our licensee and to further establish our distribution network as well as to hire personnel to run our day to day operations.  We plan to obtain the necessary funds through a combination of revenue derived from royalty payments, direct sales of our products and outside financing.  Our anticipated royalty payments to be received and sales for the next few months are not expected to be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed what we currently anticipate, we will need additional funds to continue to fully implement our business plan.  If we do not have adequate working capital we will not be able to fully establish our business and we may be forced to raise additional funds, whether through a stock offering or otherwise.

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue- During the quarter ended June 30, 2009 we generated revenue of $3,270, which included payment of the minimum earned royalty of $2,500 and $770 of revenue derived from the Company’s direct sale of products.  During the same periods of 2008, we generated revenue of $2,500 all of which was derived from the minimum earned royalty.

Expenses- Our total operating expenses for the three months ended June 30, 2009 was $263,343 as compared to $90,850 for the three months ended June 30, 2008.  The increase in operating expense was primarily related to an increase in general and administrative expenses of $73,107 from $1995 for the six months ended June 30, 2008 to $75,102 for the six months ended June 30, 2009, an increase in consulting fees of $48,771 from $24,292 for the six months ended June 30, 2008 to $73,063 for the six months ended June 30, 2009, an increase of $31,975 for research and development from 0 for the prior comparable period to $31,975 for the six months ended June 30, 2009, an increase of $10,852 for professional fees from $34,807 for the six months ended June 30, 2008 to $45,659 for the six months ended June 30, 2009  and lesser increases in advertising and rent expense.  Salaries remained constant at $18,750 during such three months period as compared with the prior year’s comparable period. The operating expenses for the three months ended June 30, 2009 were primarily attributable to general and administrative expenses and consulting fees. The general and administrative expenses consist primarily of travel expenses of our Chief Executive Officer for his trips to China, where we are conducting research and development activities. Included in the consulting fees was $32,000 that was paid to an entity under the control of our Chief Executive Officer for services rendered, $22,000 that was paid to the consultant hired to aid in our public relations and fundraising activities, $13,125 that was paid to Jerry Lindberg, our prior Chief Financial Officer for his services.  The research and development fees were incurred for research that was conducted in China. The professional fees primarily consisted of accounting and other fees  incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Salary expense and rent expense remained relatively constant for the three month period ended June 30, 2008 as compared to June 30, 2009. The salary of $18,750 represents accrued salary for amounts which are owed to our Chairman and former President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $10,894 also represents accrued expense for the rent of our office facility that we share with our licensee.

Net loss for the quarter ended June 30, 2009 increased $171,723 from $88,350 for the quarter ended June 30, 2008 as compared to $260,073 for the period ended June 30, 2009.  The increase was primarily attributed to the increase in general and administrative expenses and consulting fees and to a lesser extent the increase in research and development, professional fees and advertising.

Six  Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue- During the six months ended June 30, 2009 we generated revenue of $5,770 which included payment of the minimum earned royalty of $5,000 and $770 of revenue derived from the Company’s direct sale of products. During the same periods of 2008, we generated revenue of $5,000 all of which was derived from the minimum earned royalty.

Expenses- Our total operating expenses for the six months ended June 30, 2009 was $299,018 as compared to $310,500 for the six months ended June 30, 2008.  The decrease in operating expense was primarily related to a decrease of $90,990 in consulting expenses from $164,053 for the six months ended June 30, 2008 to $73,063 for the six months ended June 30, 2009 offset by an increase of $48,882 in general and administrative expenses from $27,441 for the six months ended June 30, 2008  to $76,323 for the six months ended June 30, 2009, an increase of $31,975 in research and development expenses from $0 for the six months ended June 30, 2008 to $31,975 for the six months ended June 30, 2009 and an increase of $5,474 in advertising expenses from $2,506 for the six months ended June 30, 2008 to $7,900 for the six months ended June 30, 2009. Salaries remained constant at $37,500 during such six month period as compared with the prior year’s comparable period. Professional fees and rent expenses remained relatively constant, increasing slightly. The operating expenses for the six months ended June 30, 2009 were primarily attributable to general and administrative expenses and consulting fees. The general and administrative expenses consisted mostly of travel expenses of our Chief Executive Officer for his trips to China, where we are conducting research and development activities. Included in the consulting fees was $32,000 that was paid to an entity under the control of our Chief Executive Officer for services rendered, $22,000 that was paid to the consultant hired to aid in our public relations and fundraising activities, $13,125 that was paid to Jerry Lindberg, our prior Chief Financial Officer for his services.  The research and development fees were incurred for research that was conducted in China. The professional fees primarily consisted of accounting and other fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Salary expense, professional fees and rent expense remained relatively constant for the six month period ended June 30, 2008 as compared to June 30, 2009. The salary of $37,500 represents accrued salary for amounts which are owed to our Chairman and former President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $21,394 also represents accrued expense for the rent of our office facility that we share with our licensee.  The professional fees of $50,863 represent accounting and other fees  incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Net loss for the quarter ended June 30, 2009 decreased $12,252 from $305,500 for the six months ended June 30, 2008 as compared to $293,248 for the six months ended June 30, 2009.  The decrease was primarily attributed to the decrease in consulting fees offset by the increase in general and administrative expenses and research and development and to a lesser extent advertising expenses.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

Our cash used in operating activities was $69,239 as compared to $422,430 for the comparable 2008 period.  The $69,239 was comprised of a net loss of $295,335, $698 derived from adjustments for depreciation expense, and an increase of $24,000 for deferred revenue, $37,500 for accrued payroll, $39,023 for accounts payable and accrued expenses and $124,875 for accounts payable related party.

Investing activities for the six month period ended June 30, 2009 used cash of $2,668 related to the purchase of a computer.

For the six months ended June 30, 2009, we generated $82,500 from financing activities, all of which was generated from the sale of our convertible notes. The notes bear interest at the rate of 10% per annum and are convertible at the option of the holder at the rate of one share for each $1 of principal.

Our cash at the end of the period was $15,463.

Expenses

To date, our expenses have consisted primarily of, consulting fees, salary, general and administrative  and professional fees, mostly in connection with becoming a reporting company and the ongoing reporting requirements. We have also incurred research and development and advertising expenses in connection with product development efforts. We anticipate that our principal expenses in the next year will consist of professional fees and consulting fees as well as research and development, advertising and marketing, and personnel required to operate our business.

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

We expect to purchase additional office furniture, equipment and computers during the next 12 months.  We have budgeted approximately $20,000 for capital expenditures during this period.  However, no expenditures will be made unless we are successful in raising a substantial amount of capital.

Current and Future Financing Needs

We have incurred an accumulated deficit of $976,250 through June 30, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.   Our anticipated sales for the next few months will not be sufficient to meet our anticipated cash flow requirements for the next few months or for us to implement our business plans.  Therefore, we need to raise additional funds and are seeking additional financing.  We will not be able to fully establish our business without such additional financing.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2009, we issued 10% convertible notes to 4 individuals. These notes were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the notes qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  All of the investors were accredited investors, and all of the investors had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, notes stating they were restricted.  This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In July 2009 the Company agreed to issue 150,000 shares of common stock for consulting services to one individual. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  All of the investors were accredited investors, and all of the investors had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due 365 days from the date of issuance and bears an interest rate of 10% per annum. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock. This note was issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the note qualifies for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor is an accredited investor, and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, notes stating they were restricted.  This restriction ensures that these notes and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On August 10, 2009, due to health reasons, Jerry Lindberg resigned as our Chief Financial Officer.  The Board has appointed our prior Chief Financial Officer, Vithal J. Rajadhyaksha, as our Chief Financial Officer.

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

DATE: August 14, 2009	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Daniel Smith
Daniel Smith President and Chief Executive Officer (Principal Executive Officer)