Form 10-Q
period 2009-09-30
ImmunoBiotics, Inc.
filed 2009-11-20
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 15,460,000 shares of common stock, $.001 par value per share, as of November 13, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

i

Item 1.  Financial Statements

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$91,127	$4,870
Accounts receivable	-	-
Total current assets	91,127	4,870

Furniture and fixtures, net	4,132	2,622

Intangible asset	1,803	1,803

TOTAL ASSETS	$97,062	9,295

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$120,725	$48,651
Accounts payable - related party	124,875	-
Accrued salaries	112,500	56,392
Deferred revenue	27,400	900
Convertible notes payable	92,500	-
Convertible notes payable, net discount	2,192	-
Note payable	7,000	7,000

TOTAL CURRENT LIABILITIES	487,192	112,943

Commitments and contingencies

Stockholders’ Deficit:
Common stock, no par value, 100,000,000 shares authorized, 15,610,000 issued and outstanding and additional paid in capital respectively	857,268	577,267
Deficit accumulated during the development stage	(1,247,398)	(680,915)
TOTAL STOCKHOLDERS’ DEFICIT	(390,130)	(103,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$97,062	$9,295

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period From April 1, 2004 (Inception) to September 30,
	2009	2008	2009	2008	2009
			(Unaudited)	(Unaudited)

Revenues
Sale of products	-		770	-	770
Licensing fees	$2,500	2,500	$7,500	$7,500	$20,000
	2,500	2,500	8,270	7,500	20,770

Operating expenses:
General and administrative	5,717	292	82,038	27,733	136,987
Rent	7,394	10,500	28,788	31,500	70,788
Professional fees	22,772	6,891	73,635	64,891	322,279
Salaries	18,750	18,750	56,250	56,250	131,250
Research and development	-	-	31,975	-	78,850
Advertising	-	-	7,900	2,506	32,956
Consulting	214,000	24,757	287,063	188,810	487,955
Total operating expenses	268,633	61,190	567,649	371,690	1,261,065
Net Loss From Operations	(266,133)	(58,690)	(559,379)	(364,190)	(1,240,295)
Other expense:
Interest expense	5,016	-	7,104	-	7,103

Net loss before income taxes	(271,149)	(58,690)	(566,483)	(364,190)	(1,247,398)

Provision for (benefit from ) income taxes	-	-	-	-	-

Net loss	$(271,149)	$(58,690)	(566,483)	$(364,190)	$(1,247,398)

Net loss per share - basic and diluted	$(0.02)	$(0.00)	(0.04)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	15,566,667	15,460,000	15,495,556	15,460,000

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,		For the Period From April 1, 2004 (Inception) to
	2009	2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(566,483)	$(364,190)	$(1,247,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	180,000	-	240,000
Amortization of debt discount	2,192		2,192
Depreciation	1,157	-	1,395
Changes in operating assets and liabilities:
Prepaid expenses	-	(17,622)	-
Accounts payable and accrued liabilities	72,076	(82,184)	120,727
Accrued salaries	56,108	37,500	112,500
Deferred revenue	26,500	-	27,400
Accounts payable related party	124,875	-	124,875
Net cash used in operating activities	(103,575)	(426,496)	(618,309)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of computer equipment	(2,668)	-	(5,529)
Net cash used in investing activities	(2,668)	-	(5,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	7,000
Proceeds from convertible notes payable	192,500	-	192,500
Proceeds from capital contribution from related party	-	26,861	115,365
Issuance of common stock	-	400,000	400,100
Net cash provided by financing activities	192,500	426,861	714,965

NET INCREASE IN CASH	86,257	365	91,127

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,870	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,127	$365	$91,127

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Issuance of stock for patent	$-	$-	$1,803
Issuance of common stock for services rendered	$180,000	$-	$60,000

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009
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

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $390,130, working capital deficit of $396,065 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2009 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009
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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay      10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three and nine months ended September 30, 2009 and 2008, the Company recognized as revenue the minimum earned royalty of $2,500, $7,500, $2,500, and $7,500, respectively.

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

Concentration of Credit Risk

During the three and nine months ended September 30, 2009 and 2008, one customer accounted for 100%, 90%, 100% and 100%, respectively of the Company's sales.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with FASB new codification of, Earning Per Share, for all periods presented.

Indefinite-lived and Long-Lived Assets

The Company accounts for long-lived assets under the FASB new codification of “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with FASB new codification, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of September 30, 2009 and, therefore, has recorded no loss from impairment in its statement of operations.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s (consolidated) financial position and results of operations.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

NOTE 5 – INTANGIBLE ASSETS

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

NOTE 6 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the three and nine months ended September 30, 2009 was $459 and $1,157, respectively.

NOTE 7 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest amounted to $1,189 as of September 30, 2009.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at September 30, 2009 amounted to $3,473. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at September 30, 2009 amounted to $216. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

NOTE 9   CONVERTIBLE NOTES PAYABLE
September 30, 2009
Note Amount	$100,000
Discount	(97,808)
Net	$2,192

On September 22, 2009, a third party loaned Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at a price of $1.00 per share of common stock.  In addition the Company issued the warrants to purchase 200,000 shares of common stock with cash-less exercise price of $.05 per share for eighteen months from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 110%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $230,050. The Company will amortize the value up to the principle of the note of $100,000 over the term of the note.  As of September 30, 2009 the Company recorded and accrued interest expense of $175 and amortization expense of $2,192 related to the note.

NOTE 10 – EQUITY

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

September 30, 2009
(Unaudited)

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

In July 2009 the Company agreed to issue 150,000 shares of common stock valued at $180,000 for consulting services and cash of $500.

(D) Sale of common Stock

In January 2008 the Company sold a total of 400,000 shares of common stock to an unrelated third party for net proceeds of $400,000 ($1.00 per share).

NOTE 11 – RELATED PARTY TRANSACTIONS

On September 1, 2007, the Company entered into a license agreement with SYNORx,  a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent.

In January 2008, the Company entered into employment agreement with Thomas Lahey, to serve as President and Chief Executive Officer. The agreement provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement). In addition, the agreement also provides medical benefits and a car allowance of $300 per month. The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration. The Company has recorded $131,250 of salary expense, of which $112,500 was accrued as of September 30, 2009.

On May 14, 2009 Daniel Smith, a Company consultant since 2007, was appointment to the position of President and Chief Executive Officer. The Company continues to accrue a salary of $6,250 per month for the services being conducted by Mr. Lahey in addition to monthly payments to Daniel Smith of $8,000 per month for his services to the Company.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 12-SUBSEQUENT EVENT

The Company evaluated subsequent events through November 20, 2009, the date the condensed financial statements were issued and concluded there are no material subsequent events.

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

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute “forward-looking statements on our current expectations and projections about future events ”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are made as of the date of this report, and we assume no obligation to update these forward-looking statements whether as a result of new information, future events, or otherwise, other than as required by law. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this report might not occur and actual results and events may vary significantly from those discussed in the forward-looking statements.

General

The following discussion and analysis should be read in conjunction with our financial statements and related footnotes for the year ended December 31, 2008 included in our Form 10K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Since inception, we have funded our operations from the sale of common stock, notes and contributions from related parties.  To date, we have had minimal revenues from royalty payments.  We still require funds to continue our day to day operations  as well as to advertise the products made by our licensee, further establish our distribution network and hire personnel to run our day to day operations.  We plan to obtain the necessary funds through a combination of revenue derived from royalty payments, direct sales of our products and funds raised from financings.  However, we do not anticipate that our  royalty payments received and sales for the next few months will meet our current expectations nor be sufficient to meet our cash flow requirements for the next few months. Therefore, we will need to raise additional capital from a financing in order to continue our operations.  Furthermore, if our expenses exceed what we currently anticipate, we will need funds in addition to those estimated to continue to fully implement our business plan.   If we do not have adequate working capital we will not be able to fully establish our business or continue operations.

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue- During the quarter ended September 30, 2009 we generated revenue of $2,500, all of which is attributable to royalty payments under the terms of our license agreement with SYNORx.  During the same period of 2008, we had generated the same revenue, all of which was attributed to royalty payments under the terms of the license agreement.

Expenses- Our total operating expenses for the three months ended September 30, 2009 was $268,633 as compared to $61,190 for the three months ended September 30, 2008.  The operating expenses were primarily attributable to consulting fees which were $214,000, professional fees of $ 22,722,  salaries which were $18,750, rent which was $7,394, and general and administrative fees which were $5,717 for the third quarter of 2009.  The consulting fees primarily result from issuance of stock to consultants as payment for rendering services.

Nine  Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue- During the nine months ended September 30, 2009, we generated revenue of $8,270, $7,500 of which is attributable to royalty payments under the terms of our license agreement with SYNORx and $770 of which is attributed to direct product sales.  During the same period in 2008, we had $7,500 of revenue, all of which was attributable to royalty payments.

Our total operating expenses for the nine months ended September 30, 2009 was $567,649 as compared to $371,690 for the nine months ended September 30, 2008.  The operating expenses were primarily attributable to consulting fees which were $287,063 for the nine months ended September 30, 2009, professional fees of $73,635, salaries which were $56,250, general and administrative expenses which were $82,038, rent which was $28,788, research and development expenses which were $31,975 and advertising expenses which were $7,900 for the nine months ended September 30, 2009.

The consulting fees primarily result from fees incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance   General and administrative expenses included travel expenses and the professional fees were comprised of legal and accounting fees.  The salary expense represents accrued salary for amounts which are owed to our Chief Operating Officer pursuant to the terms of his employment agreement. The rent expense also represents accrued expense for the rent of our office facility that we share with our licensee..

Net loss for the quarter ended September 30, 2009 and the nine months ended September 30, 2009 increased to $271,149 and $566,483, respectively  and were primarily attributable to the minimal revenue and consulting fees and professional fees  incurred and general and administrative expenses incurred for both periods and to a lesser extent the other expenses previously mentioned offset by a slight decrease in rent expense.

Continued:

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

Our cash used in operating activities was $103,575 as compared to $426,496 for the comparable 2008 period. The $103,575 was comprised of a net loss of $566,483, $180,000 for common stock issuances for services, $1,157 derived from adjustments for depreciation expense, $2,192 of amortization of debt discount and an increase of $26,500 for deferred revenue, $56,108 for accrued payroll, $72,076 for accounts payable and accrued expenses and $124,875 for accounts payable related party.

Investing activities for the nine month period ended September 30, 2009 used cash of $2,668 related to the purchase of a computer.

For the nine months ended September 30, 2009, we generated $192,500 from financing activities, all of which was generated from the sale of our convertible notes. The notes generally bear interest at the rate of between 8% and 10% per annum and are convertible at the option of the holder at the rate of one share for each $1 of principal.

Expenses

To date, our expenses have consisted primarily of research and development, consulting fees, salaries, general and administrative expenses and professional fees. We anticipate that our principal expenses in the next year will consist of professional fees and consulting fees as well as advertising and marketing, and personnel required to operate our business.

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

We expect to purchase additional office furniture, equipment and computers during the next 12 months.  However, we do not anticipate purchasing such additional equipment until such time as we have sufficient funds.

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,247,398 through September 30, 2009. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, and fees in connection with regulatory compliance and corporate governance. At the present time we have minimal cash to run our business and will need to raise money in the near future. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. Certain of our notes matured in October 2009 and others will mature in December 2010. We do not currently have nor do we anticipate that our revenue derived from sales and royalty payments in the next few months will increase enough to be sufficient to pay the amounts due under our outstanding notes or meet our cash flow requirements for the next few months. Therefore, we will need to raise additional capital from a financing, whether through a stock offering or otherwise, in order to continue our operations. Furthermore, if our expenses exceed our anticipations, we will need funds in addition to those estimated to implement our business plan. If we do not have adequate working capital we will not be able to fully establish our business or continue operations.

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

We have based our estimate on assumptions that may prove to be wrong. As previously stated, we will need to obtain additional funds in the next couple of months which may be  in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. We may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all. If we raise funds by selling additional shares of common stock or other securities convertible into common stock, the ownership interest of our existing stockholders will be diluted. If we are not able to obtain financing when needed, we may be unable to carry out our business plan. As a result, we may have to significantly limit our operations and our business, financial condition and results of operations would be materially harmed.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2009 the Company agreed to issue 150,000 shares of common stock for consulting services to one individual. These shares were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The  investor was an accredited investor and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

On September 22, 2009, the Company borrowed $100,000 pursuant to a convertible note and a warrant to purchase 200,000 shares of common stock issued to one investor.  The note is due 12 months from the date of issuance and bears an interest rate of 8% per annum. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock. This note and warrant were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the note and warrant qualify for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor is an accredited investor, and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, a note and warrant stating they were restricted.  This restriction ensures that the note and warrant  and the underlying shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

DATE: November 20, 2009	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Daniel Smith
Daniel Smith Chief Executive Officer (Principal Executive Officer)