Form 10-K
period 2009-12-31
ImmunoBiotics, Inc.
filed 2010-04-15
CIK 1413579

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________

  ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from  _________             to        __________

Commission File Number: 333-139354

IMMUNOBIOTICS, INC.
(Name of small business issuer in its charter)

Florida	20-0947115
(State of Incorporation)	(I.R.S. Employer Identification No.)

1062 Calle Negocio, Suite C, San Clemente California 92673
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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

State issuer’s revenues for its most recent fiscal year: $10,770

The aggregate market value of the issuer’s common stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $ 7,433,116 , based on $1.05, the price at which the registrant’s common stock was last sold on that date.

As of March 1, 2010, the issuer had 15,610,000 shares of common stock outstanding.

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

ITEM 1.  DESCRIPTION OF BUSINESS

General

Our common stock is currently traded on the Over –The- Counter Bulletin Board under the symbol IMBI. In December 2007, our registration statement on Form 10-SB was declared effective, and we are now subject to the informational requirements of the Securities Exchange Act of 1934, and, in accordance therewith, file reports and information with the Securities and Exchange Commission (the “SEC”). This Annual Report on Form 10-K for the year ended December 31, 2009 and other reports and other information we file subsequently can be inspected and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Such reports and other information may also be obtained from the web site that the SEC maintains at http://www.sec.gov. Further information about the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

We will make available and voluntarily provide paper copies, free of charge upon written request at the address on the cover of this Annual Report on Form 10-K for the year ended December 31, 2009, a copy of this Annul Report on Form 10-K, our Registration Statement on Form S-1, and our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Our principal office is located at 1062 Calle Negocio, Suite C, San Clemente, California 92673. Our phone number is 800-524-9172 and our fax number is (949) 940-0325. Our websites are www.lutimax.com and www.immunobiotics.com.

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

To date, we have had limited nutraceutical business activities. We are a development stage entity in the process of establishing a business engaged in the licensing of the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances. These naturally occurring dietary substances have not been chemically altered, and we believe have both health benefits and mass appeal to people wanting natural and non-toxic healthcare. To date, our nutraceutical business activities have been minimal and have included the acquisition of the patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” (the “Patent”) which protects the compounds and formulas that the products manufactured in accordance with our licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases. The Patent is the cornerstone of our business. At the present time, we have one licensee who has developed two lines of products based upon our patented compounds and formulas which contain the bioflavonoids Luteolin and Rutin (LutiMax and LutiSport). LutiMax is an antioxidant and anti-inflammatory product that provides various health benefits and LutiSport is a performance-enhancing sports product. Both product lines consist of products that are intended for human consumption as well as consumption by household pets. LutiMax and LutiSport, which are categorized as dietary supplements under the Dietary Supplement Health and Education Act (“DSHEA”), combine Luteolin and Rutin in a molecular complex to provide therapeutic health benefits to consumers. LutiMax was designed to aid in the treatment of diabetes, autoimmune disorders, neurological diseases including neurological damage due to trauma, as well as inflammatory diseases, and aging.

Luteolin and Rutin individually have both been proven in numerous scientific studies to effectively prevent and treat the cause and symptoms of many autoimmune disorders, inflammatory diseases, allergies, neurodegenerative diseases and cancer. We believe, and our licensee has conducted research that shows, that our LutiMax formula increases the absorption of Luteolin into the bloodstream and tissue thereby aiding in the treatment of aforementioned medical conditions and aging. This increased absorption of Luteolin into the bloodstream provides significant economic advantage to us over other providers of similar bioflavonoids when comparing the needs of the consumer to achieve blood concentrations of Luteolin that are in the therapeutic range. LutiSport was designed to enhance the body’s performance under the stress of exercise and in competitive sports.

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

Our in-house, as well as internationally recognized and published research (which includes, among others the following: Mast cells, T cells, and inhibition by luteolin: implications for the pathogenesis and treatment of multiple sclerosis . Adv Exp Med Biol. 2007;601:423-30; Chemopreventive effects of minor dietary constituents in common foods on human cancer cells .   Biosci Biotechnol Biochem. 2007 Jun;71(6):1500-4; Modulation of interleukin-1beta mediated inflammatory response in human astrocytes by flavonoids: implications in neuroprotection .Brain Res Bull. 2007 Jun 15;73(1-3):55-63; A critical role of luteolin-induced reactive oxygen species in blockage of tumor necrosis factor-activated nuclear factor-kappaB pathway and sensitization of apoptosis in lung cancer cells .   Mol Pharmacol. 2007 May;71(5):1381-8) has found that Luteolin has many health related benefits. Our Patent protects the use of Luteolin as a treatment for the prevention or cause of many diseases. Extracts from Chemomillae requitita (chamomile) and Achillea millefolium L. (yarrow), are rich in Luteolin and its glycosides.  They are well established for a wide range of beneficial effects such as anti-oxidant activity.  Luteolin, constituent of artichoke leaf extract, showed a concentration-dependent inhibitory activity in several models of oxidative stress.  The antioxidant potential of Luteolin, measured in Trolox test, is twice stronger than that of Vitamin E.  Luteolin is a significantly more potent antioxidant than the synthetic antioxidant butylated hydroxytoluene (BHT), which is generally used in oxygen sensitive processes to preserve foods.  Luteolin has strong scavenging properties for superoxide radicals.  Luteolin is a potent physical quencher of singlet oxygen.  Luteolin inhibits single strand breaks in DNA induced by singlet oxygen in a dose-dependent manner.  The enzyme xanthine oxidase is considered to be the most prominent biological source of harmful superoxide radicals.  Luteolin is a strong competitive inhibitor of xanthine oxidase, which results in a reduced formation of damaging free radicals including superoxide, the hydroxyl radical, nitric oxide and peroxynitrate.

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

RESEARCH AND DEVELOPMENT

In the United States SYNORx, Inc. currently conducts a portion of our research and development of our products in small laboratories where chemical experimentation and testing is done under the supervision of our chairman of the board of directors who is also the chief executive officer of SYNORx Inc.  SYNORx, Inc. has also outsourced our research and has provided grants to several institutions which have larger research facilities including Stanford Research Institute, the University of North Carolina at Chapel Hill, The VU University in Amsterdam, The University of Illinois at Champaign Urbana, Massachusetts General Hospital, the University of California, Irvine, the Dartmouth Hitchcock ALS Center, the Carolinas Institute, and to several medical professionals, where they have used our patented products or formulas to evaluate and test the results of the combinations of various bioflavonoids. However, our research in the United States is limited in scope and nature by regulations. SYNORx, Inc. has conducted and continues to conduct extensive research in China, where the scope of allowable testing is less expensive, broader in scope of testing, and is approved at a faster pace than that of the United States.  Although our licensee does not conduct formal medical testing on humans in the United States, our licensee has distributed products to consumers with various medical conditions who have requested or purchased such products and have kept testimonial records of the effects of our products reported to them by such consumers while under the care of their personal physicians or medical professionals.  We expect our licensees to develop products by identifying scientifically-supported ingredients that have broad therapeutic or other health-related benefits which can be delivered through our patented formulas.  The research and development efforts in deciding on any particular ingredient to include in any particular formula for any product will primarily involve review of scientific literature and results of research performed by our licensees and any outsourced research, active participation in industry trade shows and seminars on new ingredients, gathering information through relationships with existing suppliers and ongoing feedback from sales and marketing personnel on current and future product trends.  We expect that the licensee(s) will include industry-accepted ingredients into single-ingredient product formulas or complex formulas that combine other natural-based dietary ingredients with added benefits to the consumer seeking specific therapeutic activities.  Although our Company has only spent a minimal amount, $45,000,  on research and development of products, the inventors of the Patent and SYNORx, Inc. have spent approximately $3,000,000 in the research and development in the processes and formulas and efficacy of the products and formulas identified in the Patent that resulted in the creation and improvements to the products known as LutiMax and LutiSport.

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

DISTRIBUTION

We expect to license the rights to market and distribute our products for human consumption through licensees who utilize the internet for the placement of orders, independent and chain health food stores, pharmacies, grocery and drug chains and other direct-to-consumer retailers both internationally and in the United States as well as directly to physicians for use with their patients.  In addition, with respect to our products for household pets, we expect our licensee to continue to sell directly to pet food wholesalers.  To date, we have formalized arrangements for the distribution of our products with one licensee, SYNORx, Inc., an entity founded and owned by our chairman of the board and chief financial officer that was the previous owner of the Patent. We have entered into a five- year non exclusive patent license agreement (with an option by the licensee to renew for additional five year periods through the effective dates of the Patent), with SYNORx, Inc. pursuant to which we have granted them a license for the research, development, marketing, distribution and sale of LutiMax and related bioflavonoid-based products manufactured under the Patent.  In addition, the agreement states that any new patents applied for by us regarding the utility of Luteolin or related compounds will be offered for license to SYNORx, Inc. under a separate agreement. In consideration of the license, SYNORx, Inc. has agreed to pay us an annual minimum royalty of $10,000 in addition to royalty payments ranging from 5% to 10% of sales depending on sales volume.  To date, we have received minimal royalty fees on sales of our products by SYNORx, Inc.  The agreement does provide that we have rights to inspect products for quality control and that all products must meet minimum standards for dietary supplements.  Prior to our acquisition of the Patent from SYNORx, Inc., SYNORx, Inc. had limited distribution of LutiMax through distributors on the internet and directly to physicians. SYNORx, Inc. has ongoing sales of LutiMax with a substantial percentage of the customers being repeat customers who have been using the product for many years.   The fulfillment of internet and phone orders from new and existing customers is currently performed by SYNORx, Inc.   We generally expect to maintain sufficient inventories to meet customer orders as received.

In January 2008, SYNORx, Inc. entered into a three year exclusive agreement with a manufacturer and distributor of canine supplements.  The agreement provides that the manufacturer-distributor will purchase certain minimum yearly quantities (which minimum increases each year) of both LutiMax and LutiSport pet food for use in canine supplements.  The exclusivity is contingent upon the distributor having purchased the minimum quantity in the prior year.  In 2009, the manufacturer-dsitributor sold the business and the new owner did not purchase the minimum yearly quantities to maintain exclusivity.

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

The main competitors include, but are not limited to, Life Extension, Dr. Whittaker, Unigen Pharma, Dr’s Best, Metagenics, Twin Labs, Herbalife,  Nutrilite, and Isagenix.  We and our licensees also face competition in the health food store distribution channels from private label dietary supplements offered by health and natural food store chains.  In addition, we anticipate that there will be competition from sellers that utilize electronic commerce.

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

We may not be profitable.

For the year ending December 31, 2009, we revenue of $10,770, substantially all of which was derived from licensing fees and a net loss of $762,541.   We also incurred debt during the year ended December 31, 2009  in the aggregate  principal amount of $202,500, of which $82,500 is currently in default.  For the year ending December 31, 2008, we have had limited indirect sales that provided royalty revenue of $10,000, no income and sustained a net loss of $429,745. During the year ended December 31, 2007, we did not pay or accrued any salary expense; however commencing January 1, 2008 we began to accrue salary expense and paid a small portion of the accrued salary in 2009.  We expect to pay such accrued salaries at such time as we have adequate funds to make such payments.  Therefore, we expect to incur additional expenses.  In order to establish our business, we will need to rely on the sales of the products and royalty fees and will incur expenses for advertising, information systems, rent and additional personnel to support these activities in addition to the salary expenses already mentioned.  We therefore expect to incur substantial operating losses for the foreseeable future.  Our ability to become profitable depends on our ability to have successful operations and the ability of our licensees to generate and sustain sales, while maintaining reasonable expense levels, all of which are uncertain in light of our absence of any prior operating history.

We may not be able to continue as a going concern .

During the year ended December 31, 2009 we had minimal income from operations but incurred $736,242  of operating expenses and at December 31, 2009 had an accumulated deficit of $1,443,456 and stockholder’s deficit of $586,189.  During the year ended December 31, 2008 we had minimal no income from operations, and at December 31, 20087 had an accumulated deficit of $680,915 and a stockholder’s deficit of $103,648.  The opinion of our independent registered accounting firm for our fiscal years ended December 31, 2008 and December 31, 2009 is qualified subject to substantial doubt as to our ability to continue as a going concern.   See “Report of Independent Registered Public Accounting Firm” and the notes to our Financial Statements.

We need to obtain funding in order to implement our business plan and remain as an operating company.

To date, we have not generated enough revenue from operations to pay all of our expenses. In fact, we have used money raised in prior financings to pay most of our costs. We have used all of the $127,500 we raised during the last year from the sale of securities. We do not believe that our existing resources will be sufficient to allow us to implement our anticipated plan of operations or meet our future anticipated cash flow requirements.

To date, for our funding, we have relied on limited capital contributions from our current shareholders and loans.   For the year ended December 31, 2009 we had minimal revenue from royalty payments. During the year ended December 31, 2009, we raised $215,500 from the issuance of notes, all of which funds have been used to fund our business. As of December 31, 2009, we had very minimal cash and cash equivalents which will not be sufficient to last for the next twelve months.  We will continue to rely on contributions from our shareholders and loans from investors until such time that the Company is selling products and generating revenues and are seeking outside funding as well.

We do not believe that our anticipated sales for the next few months will meet our expectations, or that our existing resources will be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we will need to raise additional funds, whether through a stock offering or otherwise.

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

Our business is sensitive to public perception.  If any product covered by the Patent proves to be harmful to consumers or if scientific studies provide unfavorable findings regarding their safety or effectiveness, then our image in the marketplace would be negatively impacted .

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

Our performance depends substantially on the performance of our executive officers and other key personnel. Our chairman of the board and our chief financial officer, each organic chemists, are the inventors of the process and formulas used to manufacture the products sold by us and our licensee. They also are in control of our licensee and therefore we anticipate that they will be the developers of any additional products that are manufactured by our licensee. The loss of services of either of them could have a material adverse effect on our business, revenues, and results of operations or financial condition. We do not maintain key person life insurance on the lives of our officers or key employees.

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

Our current management may control the right to vote our common stock and they may be able to control our company indefinitely .

The members of our Board and management team will collectively own or control the right to vote over 58.37% (update to add in Dan)of our outstanding common stock.  As a result, our Board and management may collectively be able to effectively control our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, for an indefinite period of time.  This concentration of ownership might have the effect of delaying or preventing a change in control and might adversely affect the market value of our common stock in the future and the voting and other rights of our other stockholders.

Mr. Lahey, Mr Smith and Dr. Rajadhyaksha do not currently devote all of their time to our Company.

Acting as our Chairman of the Board is not the sole business activity of Mr. Lahey; acting as our  President and Chief Executive Officer nor is not Mr. Smith’s sole business activity and Dr. Rajadhyaksha’s sole business activity is not that of acting that of acting as our Chief Financial Officer, Vice President, Secretary and Treasurer. Mr. Smith spends a great deal of his time in China and when in China is not in the corporate offices.  Each of Mr. Lahey, Smith and Dr. Rajadhyaksha have complete discretion to decide how much time they will devote to our business.

We currently do not have the personnel required to implement our business plan.

As of December 31, 2009, we had one employee and retained a few outside consultants during the course of the year.  Additionally, our three officers devote a substantial portion of their business time and effort to other businesses.

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

Our principal shareholders, Thomas P. Lahey and Vithal J. Rajadhyaksha, currently control more than 58.37% of our outstanding stock and serve as our only directors.  Mr. Lahey and Mr. Rajadhyaksha currently own a controlling interest in SYNORx, Inc.  SYNORx, Inc. is currently the only licensee, manufacturer, and distributor of our product.  As a result, it is possible that the business activities of our principal shareholders with SYNORx, Inc. and our activities may overlap and compete.  If this occurs, our directors may be subject to conflicts of interests in determining how to address such competition.  These conflicts could result in a loss of revenues to our company and adversely affect our potential profitability.

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

Failure to establish and maintain distributor relationships could negatively impact sales of our products .

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

ITEM 2. DESCRIPTION OF PROPERTY

We recently relocated our principal office to 1062 Calle Negocio, Suite C, San Clemente, California. This space consists of approximately 4200 square feet, a portion of which is used by SYNORx, Inc. to conduct research and development activities.  We lease this space on a month-to-month basis at a price of $2,500 per month. For the year ended December 31, 2009 we did not pay any rent expense and instead accrued the rent expense as a liability.   We believe these facilities are adequate to serve our present needs.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Removed and reserved.
PART II
ITEM 5.  MARKET FOR COMMON EQUITY; RELATED SHAREHOLDER MATTERS; AND SMALL BUSINESS ISSUERS OF EQUITY SECURITIES

Our common stock is currently traded on the over-the-counter bulletin board under the symbol IMBI.   The following table states the range of the high and low bid-prices per share of our common stock for each of the calendar quarters during the last fiscal year our common stock was quoted on the OTC Bulletin Board and the high and sale price while our common stock has. These quotations represent inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions. The last price of our common stock as reported on the over-the-counter bulletin board on April 13, 2010 was $.05 per share. As of April 14, 2010, there were approximately 124 stockholders of record of our common stock. This number does not include beneficial owners from whom shares are held by nominees in street name.

	High	Low
YEAR ENDED DECEMBER 31, 2009
Fourth quarter	$1.20	$.05
Third quarter	$1.20	$1.20
Second quarter	$1.20	$1.05
First quarter	-	-

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

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at December 31, 2009 amounted to $5,552. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. The notes  were issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the notes qualifies for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor is an accredited investor, and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, each investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, a note stating they were restricted.  This restriction ensures that the note will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In July 2009 the Company agreed to issue 150,000 and in February actually issued shares of common stock valued at $180,000 for consulting services and cash of $500.  The offering and sale of the common stock qualified for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The  investor was an accredited investor and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, share certificates bearing a legend stating that such shares are restricted.  This restriction ensures that these shares will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In December 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at December 31, 2009 amounted to $36. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. This note  was issued in reliance upon Section 4(2) of the Securities Act of 1933.  The offering and sale of the note qualifies for exemption under Section 4(2) of the Securities Act of 1933, as amended (“the Act”), since the issuance by us did not involve a public offering. This offering was done with no general solicitation or advertising by us.  The investor is an accredited investor, and had an opportunity to ask questions of our management.  The offering was not a public offering as defined in Section 4(2) because the offer was made to an insubstantial number of persons and because of the manner of the offering.   In addition, the investor had the necessary investment intent as required by Section 4(2) since it agreed to, and received, a note stating they were restricted.  This restriction ensures that the note will not be immediately redistributed into the market and therefore not part of a public offering.  Based on the analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS This will be updated when we get the financials

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

Financial Operations Overview

We are a development stage company and have only recently commenced operations and have  generated only minimal  revenues.  During the year ended December 31, 2009 we generated $10,770 of revenue and incurred operating expenses of $736,242. Our principal business activities to date have been the acquisition of the Patent.  From our inception to December 31, 2009, we had incurred an accumulated deficit of $1,443,456 and our stockholders’ deficit at December 31, 2009 was $586,189.  Our accumulated deficit through December 31, 2009 is primarily attributable to the lack of business activity and product sales.

Since inception, we have financed our operations from the sale of common stock. loans from investors and contribution from related parties. We do not anticipate that If our anticipated our sales for the next few months do not will meet our expectations, or that our existing resources will not be sufficient to meet our cash flow requirements for the next few months. Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan. We have not been nor will we be will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we willmay need to raise additional funds, whether through a  securitystock offering or otherwise.

We will need to raise additional money in order to establish a distribution network for the manufacture and distribution of products based upon our Patent and to advertise such products. In addition, we will need to hire personnel to run our day to day operations. We plan to obtain the necessary funds through a combination of revenue derived from royalties and direct sales of products and an offering of our securities common stock. If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we will may not have enough working capital to implement our business plan or continue our operations.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay  10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the year ended December 31, 2009 and 2008, the Company recognized as revenue the minimum earned royalty of $10,000 and $10,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  There were no accounts receivable as of December 31, 2009 or 2008.

Concentration of Credit Risk

During the year ended December 31, 2009 and 2008, one customer accounted for 92%, and 100%, respectively of the Company's sales.

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of December 31, 2009 and, therefore, has recorded no loss from impairment in its statement of operations.

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
Results of Operations

Years Ended December 31, 2009 and 2008

Revenue. For the year ended December 31, 2009, we had revenue of $10,770, substantially all of which was attributable to licensing fees. For the year ended December 31, 2008 we had revenue of $10,000, all of which was attributable to royalty payments under the terms of our license agreement with SYNORx, Inc.

Research and development expenses. For the year ended December 31, 2008, research and development expense was $1,875 as compared to $31,975 for the year ended December 31, 2009. The increase is  due primarily to increased expenses associated with research and development in China.

General and administrative expenses. For the year ended December 31, 2008, general and administrative expense was $50,849 as compared to $97,093 for the year ended December 31, 2009.  The increase was due primarily to increased travel expenses for travel to China and in connection with our fund raising activities..

Professional Fees. For the year ended December 31, 2008, professional fees were $42,000 as compared to $43,576 for the year ended December 31, 2009. The fees are primarily fees incurred by us as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on going corporate governance.

Advertising. For the year ended December 31, 2008, advertising fees were $10,056 as compared to $7,900 for the year ended December 31, 2009.

Consulting Fees. For the year ended December 31, 2008, consulting fees were $105,000 as compared to $338,063 for the year ended December 31, 2009. The increase is due primarily to stock compensation fees paid to consultants fees incurred by us, for specialty and niche marketing advice and fees for maintaining regulatory compliance under the Securities Exchange Act of 1934, and for fees paid to an outside consultant with regard to advice on setting up our manufacturing.

Salaries. For the year ended December 31, 2008 salary expense was $75,000 as compared to $140,000 for the year ended December 31, 2009. On January 1, 2008 we entered into an employment agreement with our President and Chief Executive Officer pursuant to which we are obligated to pay Mr. Lahey an annual salary of $75,000 with annual increases of at least 5% plus a bonus. For the year ended December 31, 2009, we paid salary of $20,000 and accrued $120,000.  For the year ended December 31, 2008, we have paid $18,750 of such amount of salary and accrued $56,392 of such salary expense.

Rent. For the year ended December 31, 2008 rent expense was $42,000 as compared to $43,576 for the year ended December 31, 2009. On January 1, 2008 we began accruing rent expense of $3,500 per month. We recently relocated our offices and decreased our rent per month to $2,500 per month.

Net loss. Net loss for the year ended December 31, 2008, increased 44% from $429,745 for the year ended December 31, 2009 as compared to $762,541 for the year ended December 31, 2009. This increase in net loss is attributable to an increase in operating expenses, primarily as a result of the increase in professional fees, general and administrative, salary and rent expense and to a lesser extent an increase in consulting fees offset by an decrease in research and development and advertising expenses. Liquidity and Capital Resources

Revenues

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

During the year ended December 31, 2009, we had cash from financing activities of $215,500 a substantial portion of which  was raised by the sale of notes to independent third parties in  private placements and  $13,000 of which was attributable to a capital contribution from a related party.  We have used all of these funds in our operations and require additional funding to meet our ongoing expenses.

Our cash used in operations was also $209,314 and was primarily attributable to our net loss, an increase in accounts payable related party, accounts payable and accrued expenses and accrued payroll

Our continued operations in the long term will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing. Such additional funds may not become available on acceptable terms and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We will continue to fund operations from cash on hand and through the similar sources of capital previously described. We can give no assurances that any additional capital that we are able to obtain will be sufficient to meet our needs.

Current and Future Financing Needs

During the year ended December 31, 2009 we incurred debt in an aggregate principal amount of $202,500.  Of such amount, $82,500 is currently in default and we do not currently have funds sufficient to satisfy such obligation.

We have incurred an accumulated deficit of $1,443,456 through December 31, 2009. At December 31, 2009 we had working capital of  $591,665. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and our research and development  efforts and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our debt obligations or cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Employees

As of December 31, 2009, we had one employee and one consultant.  During the course of the year we hired a number of consultants in the areas of accounting, marketing and advertising.  We currently expect to hire approximately 1 employee over the next 12 months, which will cause us to incur additional costs and will hire additional employees if we raise additional funds or revenue from sales increase to support such hirings.

ITEM 8.  FINANCIAL STATEMENTS

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders
of Immunobiotics, Inc.

     We have audited the accompanying balance sheets of Immunobiotics, Inc. (a Florida corporation) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and for the period from April 1, 2004 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immunobiotics, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from April 1, 2004 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

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

Jewett, Schwartz, Wolfe & Associates

/s/ Jewett, Schwartz, Wolfe & Associates
Hollywood, Florida
April 12, 2010

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS
Cash	$8,389	$4,870
Inventory	15,471	-
	23,860	4,870

Computer equipment, net	3,673	2,622
Patent	1,803	1,803
	5,476	4,425

TOTAL ASSETS	$29,336	$9,295

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,603	$48,793
Accounts payable - related party	124,875	-
Accrued salaries	176,250	56,250
Deferred revenue	24,900	900
Convertible notes payable	102,500	-
Convertible notes payable, net of discount	27,397
Note payable - related partry	13,000
Notes payable	7,000	7,000

TOTAL CURRENT LIABILITIES	615,525	112,943

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized, 15,610,000 and 15,460,000 shares issued and outstanding, respectively and additonal paid in capital	857,267	577,267
Accumulated deficit during development stage	(1,443,456)	(680,915)
Total Stockholders’ Deficiency	(586,189)	(103,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$29,336	$9,295

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Ended December 31,		For the Period From April 1, 2004 (Inception) to December 31,
			December 31,
	2009	2008	2009
Revenue
Sale of products	$770	$-	$770
Licensing fees	10,000	10,000	22,500
TOTAL REVENUES	10,770	10,000	23,270

OPERATING EXPENSES
General and administrative	97,093	50,849	152,041
Rent	43,576	42,000	85,576
Professional fees	77,635	154,823	326,279
Salaries	140,000	75,000	215,000
Research and development	31,975	1,875	78,850
Advertising	7,900	10,056	32,956
Consulting	338,063	105,000	538,955

TOTAL OPERATING EXPENSES	736,242	439,603	1,429,657

Net loss from operations	(725,472)	(429,603)	(1,406,387)

OTHER EXPENSES
Interest Expense	37,069	142	37,069

NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(762,541)	(429,745)	(1,443,456)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(762,541)	$(429,745)	$(1,443,456)

Net loss per share - basic and diluted	(0.05)	(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	15,524,110	15,450,137

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred Stock 20,000,000 shares authorized		Common Stock 100,000,000 shares authorized			Accumulated Deficit During
	Shares	$.001 Par Value per share	Shares	No Par Value per share	Additional Paid-In Capital	Development Stage	Total

BALANCE, December 31, 2006	-	-	6,205,958	-	13,247	(21,047)	(7,800)

Purchase of patent	-	-	8,794,042	-	1,803	-	1,803

Capital contribution from related paty	-	-	-	-	75,357	-	75,357

Common stock issued for services	-	-	60,000	-	60,000	-	60,000

Net loss, 2007	-	-	-	-	-	(230,123)	(230,123)

Balance, December 31, 2007	-	-	15,060,000	-	150,407	(251,170)	(100,763)

Capital contribution of cash from related paty	-	-	-	-	1,100	-	1,100

Capital contribution from related party	-	-	-	-	25,760	-	25,760

Sale of common stock	-	-	400,000	-	400,000	-	400,000

Net loss, 2008	-	-	-	-	-	(429,745)	(429,745)

Balance December 31, 2008	-	-	15,460,000	-	577,267	(680,915)	(103,648)

Warrants issued for financing	-	-	-	-	100,000	-	100,000

Common stock issued for services	-	-	150,000	-	180,000	-	180,000

Net loss, 2009	-	-	-	-	-	(762,541)	(762,541)

Balance December 31, 2009	-	$-	15,610,000	$-	$857,267	$(1,443,456)	$(586,189)

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From April 1, 2004 (Inception) to December 31, 2009
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(762,541)	$(429,745)	$(1,443,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	60,000
Warrants issued for services	180,000	-	180,000
Amortization of debt discount	27,397		27,397
Depreciation expense	1,616	238	1,854
Changes in operating assets and liabilities:
Accounts receivable	-	2,500	-
Increase in inventory	(15,471)		(15,471)
Increase in deferred revenue	24,000	900	24,900
Increase in accrued payroll	120,000	56,392	176,250
Accounts payable and accrued expenses	90,810	(56,415)	139,602
Accounts payable related party	124,875	-	124,866
Net Cash Used In Operating Activities	(209,314)	(426,130)	(724,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	(2,667)	(2,861)	(5,528)
Net Cash Used in Investing Activities	(2,667)	(2,861)	(5,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	7,000	7,000
Proceeds from convertible notes payable	102,500	-	102,500
Proceeds from convertible notes payable	100,000		100,000
Proceeds from notes payable - related party	13,000		13,000
Proceeds from capital contribution from related party	-	26,861	115,365
Proceeds from issuance of common stock	-	400,000	400,100
Net Cash Provided By Financing Activities	215,500	433,861	737,965

NET INCREASE (DECREASE) IN CASH	3,519	4,870	8,389

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,870	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,389	$4,870	$8,389

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

December 31, 2009
(Audited)
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

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $1,443,456, working capital deficit of $591,665 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay  10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the year ended December 31, 2009 and 2008, the Company recognized as revenue the minimum earned royalty of $10,000 and $10,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable

The Company is required to estimate the collectability of its accounts receivable. The Company's reserve for doubtful accounts is estimated by management based on a review of historic losses and the age of existing receivables from specific customers.  There were no accounts receivable as of December 31, 2009 or 2008.

Concentration of Credit Risk

During the year ended December 31, 2009 and 2008, one customer accounted for 92%, and 100%, respectively of the Company's sales.

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

NOTE 5 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. We classify inventory into various categories based upon their stage in the product life cycle, future marketing sales plans and disposition process. We assign a degree of obsolescence risk to products based on this classification to determine the level of obsolescence provision.

Inventories at December 31 consisted of the following:
2009
Raw materials	$15,471
Total	$15,471

NOTE 6 – INTANGIBLE ASSETS

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

NOTE 7 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the years ended December 31, 2009 and 2008 was $1,616 and $238, respectively.

NOTE  8 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest at December 31, 2009 and 2008 amounted to $1,542 and $142, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at December 31, 2009 amounted to $5,552. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.
The notes are currently in default.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at December 31, 2009 amounted to $468. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

In December 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at December 31, 2009 amounted to $36. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

NOTE 10 -   CONVERTIBLE NOTES PAYABLE

December 31, 2009
Note Amount	$100,000
Discount	(72,603)
Net	$27,397

On September 22, 2009, a third party loaned Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at a price of $1.00 per share of common stock.  In addition the Company issued the warrants to purchase 200,000 shares of common stock with cash-less exercise price of $.05 per share for eighteen months from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 110%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $230,050. The Company will amortize the value up to the principle of the note of $100,000 over the term of the note.  As of December 31, 2009 the Company recorded and accrued interest expense of $2,192 and amortization expense of $27,397 related to the note.

NOTE 11   NOTES PAYABLE – RELATED PARTY

In December 2009 the Company’s  Chief Operating Officer and Chairman of the Board loaned the Company a total of $13,000 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at December 31, 2009 was $38.

NOTE 12 – EQUITY

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

NOTE 13 – RELATED PARTY TRANSACTIONS

On September 1, 2007, the Company entered into a license agreement with SYNORx,  a related party company, whereby ImmunoBiotics, Inc. granted SYNORx Inc, a company controlled by the majority shareholders in ImmunoBiotics, Inc., a non-exclusive license to  research, develop, market, distribute and sell Luteolin and related bioflavonoid-based products covered by ImmunoBiotics, Inc.’s patent.

In January 2008, the Company entered into employment agreement with Thomas Lahey, to serve as President and Chief Executive Officer. The agreement provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement). In addition, the agreement also provides medical benefits and a car allowance of $300 per month. The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expired December 31, 2009 and was automatically renewed unless either party notifies the other 90 days prior to expiration. For the years ended December 31, 2009 and 2008 the Company has recorded $75,000 of salary expense, respectively. As of December 31, 2009,  the Company recorded accrued salary of $116,250. Mr. Lahey now serves as the Company’s Chief Operating Officer and Chairman of the Board.

On May 14, 2009, Daniel Smith, a Company consultant since 2007, was appointed to the position of President and Chief Executive Officer. The Company is recording a monthly salary expense of  $8,000. During the year ended December 31, 2009 the Company recorded salary expense of $60,000. Accrued salary at December 31, 2009 amount to $55,000

In December 2009, the Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $13,000 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at December 31, 2009 was $38.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2009 and 2008 consist of the following:

	December
	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred:
Federal	(260,000)	(146,000)
State	(45,000)	(26,000)
	$(305,000)	$(172,000)
Benefit from the operating loss carryforward	305,000	172,000

Benefit from income taxes, net	$-	$-

The difference between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense is as follows:

	December 31,
	2009	2008

Statutory federal income tax rate	34.0%	34.0%
Valuation allowance	(40.0)%	(40.0)%
State income taxes	6.0%	6.0%
Effective tax rate	(0)%	(0)%

Deferred income taxes result from temporary differences in the recognition of income and expenses for the financial reporting purposes and for tax purposes.   The net deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred income tax asset:
Net operating loss carry-forward	$578,000	$273,000
Valuation allowance	(578,000)	(273,000)
Deferred tax asset	$-	$-

The Company has a net operating loss carryforward of $1,443,456   available to offset future taxable income through 2022.

The Company has made a 100% valuation allowance of the deferred income tax asset at December 31, 2009 and 2008, as it is not expected that the deferred tax assets will be realized.  The net increase in valuation allowance during the year ended December 31, 2009 was $305,000.

NOTE 15-SUBSEQUENT EVENT

The Company evaluated subsequent events through April 12, 2010, the date the financial statements were issued and concluded there are no material subsequent events.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with our independent auditors for the period ended December 31, 2009.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2009 with the following exceptions:

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2009.

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

Name	Age	Positions with Company
Daniel Smith	64	President, Chief Executive Officer
Thomas P. Lahey	52	Chairman of the Board, Chief Operating Officer, and Director
Vithal J. Rajadhyaksha, Ph.D.	69	Vice-President, Chief Financial Officer, Secretary Treasurer and Director

The background of our directors and executive officers is as follows:

Daniel Smith

Mr. Smith has served as our President and CEO since May 2009.  He also served as a consultant to the Company since November 2007. Mr. Smith also is and since 1998 has been the Chief Executive Officer and President of S.F.T. International, a company that he founded which is focused in the area of health and wellness. From 1998 until 2008, Mr. Smith also served as the Chief Executive Officer and President of USA Pharmaceuticals, a company he founded to introduce health products made in America into the China market.

Thomas P. Lahey

Mr. Lahey, an organic chemist, has served as our Chairman of the Board since July 20, 2007.   Until May 2009, he served as our President and Chief Executive Officer.  Since 1988, Mr. Lahey has served as the President of Vapor Extraction Technology, Inc., an environmental remediation company and Mr. Lahey continues to serve in such capacity. He is also the President and majority owner of SYNORx, Inc., the licensee of the rights to manufacture, research, develop, market, sell and distribute of products covered by the Patent.  He is one of the co-inventors of the Patent.  He received a bachelors degree from the University of California, San Diego, and attended graduate school in organic chemistry at the University of California, Irvine.

Vithal Rajdhyaksha

Mr. Rajadhyaksha has served as our Vice-President, Chief Financial Officer, Secretary, Treasurer and Director since July 20, 2007.  He also served as a Senior Director of Paramount BioSciences, LLC from 2006-2007.  From 1997 to 2006, he was the Associate Director of Licensing, Office of Technology Alliances at the University of California, Irvine.  He is also one of the co-inventors of the Patent and the Vice President and an owner of SYNORx, Inc.  He received a bachelors degree from the University of Bombay, India, and a doctorate degree from the Swiss Federal Institute of Technology, Zurich, Switzerland.

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

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2009, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth all compensation awarded, earned or paid for services rendered to ImmunoBiotics and its subsidiaries in all capacities during each of the fiscal years ended December 31, 2009 and 2008.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)			Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Daniel Smith President and Chief Executive Officer	2009		$60,000	(1)	—	—	—	$60,000

Thomas Lahey(2) Chairman	2009 2008	$ $	75,000 75,000	(2) (2)

(1)
Mr.   Smith became the President and CEO in May 2009.  Mr. Smith has a consulting agreement with the Company which provides that he will be paid $8,000 per month; however for the year ended December 31, 2009, Mr. Smith was paid $5,000 and the remaining $55,000 has been accrued.

(2)
For the year ended December 31, 2008, $18,750 has been paid and the remaining $56,250 has been accrued.   For the year ended December 31, 2009  $15,000 has been paid and the remaining $60,000 has been accrued.

Until May 2009, Mr. Lahey served as our President and Chief Executive Officer

During the years ended December 31, 2007 there was no compensation earned by, awarded to or paid to any of our executive officers or directors. We began accruing compensation for our President and Chief Executive Officer in January 2008 and paid $18,750 and $15,000 of the accrued amount during the year ended December 31, 2008 and December 31, 2009.  We expect to pay such accrued salary after we obtain sufficient funds from either operations or financing services to pay compensation to these individuals.

During the year ended December 31, 2009 and 2008 we did not issue any options or shares of restricted stock to any officers or directors in connection with their employment or service to the Company and there are no outstanding equity awards as of December 31, 2009 and 2008.

Employment Agreements

In January 2008 we entered into employment agreements with Thomas Lahey to serve in his positions as President and Chief Executive Officer.

Our agreement with Mr. Lahey provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement) . Mr. Lahey also receives medical benefits and is entitled to a car allowance of $300 per month. The agreement also provides for life insurance in the amount of $2,000,000, with Mr. Lahey having the right to name the beneficiary for $1,000,000. The agreement expires December 31, 2009 and is automatically renewed unless either party notifies the other 90 days prior to expiration.  Although Mr. Lahey no longer serves as our President and Chief Financial Officer we have accrued salary for him in accordance with the terms of the employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 1, 2010, the number and percentage of shares of our outstanding common stock which are beneficially owned, directly or indirectly, by each director, executive officer and shareholder who owns more than 5% of the outstanding shares.

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

Name and Address of Owner	Position with Company	Shares Beneficially Owned	Percent of Class

Daniel Smith1062 Calle Negocio Suite C San Clemente, California 92673	President , Chief Executive Officer	674,970	4.32%

Thomas P. Lahey 1062 Calle Negocio Suite CB San Clemente, California 92673	Chairman of the Board and Chief Operating Officer and Director	5,830,842 (1)	37.35%

Vithal J. Rajadhyaksha 1062 Calle Negocio Suite CB San Clemente, California 92673	Vice-President, Chief Financial Officer Secretary, Treasurer and Director	2,550,000	16.33%

All officer and directors (3)		9,055,812	58.01%

(1)	These shares consist of 4,780,842 shares owned directly by Mr. Lahey, 1,000,000 shares owned by members of his immediate family, and 50,000 shares owned by entities and trusts controlled by Mr. Lahey.

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

In September 2007, we entered into an agreement with SYNORx, Inc. pursuant to which we granted SYNORx, Inc. a continued non-exclusive license to research develop, manufacture, market, advertise, distribute, and sell LutiMax and related bioflavonoid-based products covered by the Patent.  Under this agreement, SYNORx, Inc. is obligated to pay us a minimum royalty equal to $10,000 per year in addition to royalty payments ranging from 5% to 10% of the net sales by SYNORx, Inc. from the sales of LutiMax   and other products covered by the Patent.  Two of the owners of SYNORx, Inc. are Thomas P. Lahey, who is also our President and Chief Executive Officer and Vithal Rajadhyaksaha, who is also our Vice President, Chief Financial Officer, Secretary and Treasurer.  During the year ended December 31, 2008 and 2009 the Company received royalty payments of  $2,500 on sales of products by SYNORx,

In  2008, our Chief Executive Officer contributed $26,861 to the capital of the Company to fund certain expenses.
Update, add in Dan loan and repayment

In December 2009 the Company’s  Chairman of the Board loaned the Company a total of $13,000 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at December 31, 2009 was $38.

On May 14, 2009, Daniel Smith, a Company consultant since 2007, was appointed to the position of President and Chief Executive Officer. The Company is recording a monthly salary expense of  $8,000. During the year ended December 31, 2009  the Company recorded salary expense of $60,000. Accrued salary at December 31, 2009 amount to $55,000.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

During 2009, our registered public accounting firm, billed us a total of $22,500 for audit and other services as follows:

• Audit fees of $22,500 which consist of fees related to professional services rendered in connection with the audit of our consolidated financial statements from inception through the period ending December 31, 2009;

• Audit-related fees of $0 which consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”

PART IV

ITEM 15.  EXHIBITS

(a) Financial Statements

1. These financial statements are set forth in Item 8.

2. No financial statement schedules are required.

(b) Reports on Form 8-K

There are no Reports on Form 8-K

(c) Exhibits

3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Amendment to Bylaws (2)
10.1	Patent Purchase Agreement(1)
10.2	Non-Exclusive Patent License Agreement(1)
10.3	Employment Agreement dated January 1, 2008 between ImmunoBiotics, Inc. and Thomas P .Lahey (1)
14	Code of Ethics (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) (2)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) (2)
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002. (2)
__________________________________

 (1) Incorporated by reference to the Registrant’s Form 10-SB filed on November 28, 2007

 (2) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

IMMUNOBIOTICS, INC.

/s/ By: /s/ Daniel Smith
Daniel Smith
President & Chief Executive Officer (Principal Executive Officer)
Date: April 15, 2010

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2010

By: /s/ Daniel Smith
Daniel Smih
President & Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2010

By: /s/ Vithal J. Rajadhyaksha
Vithal J. Rajadhyaksha
(Vice-President, Chief Financial Officer, Secretary Treasurer and Director)