Form 10-Q
period 2010-03-31
ImmunoBiotics, Inc.
filed 2010-05-24
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 333-139354
_____________________________________________________________

IMMUNOBIOTICS, INC .
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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 23,460,000 shares of common stock, $.001 par value per share, as of May 15, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009

CURRENT ASSETS
Cash	$8,255	$8,389
Inventory	15,471	15,471
	23,726	23,860

Computer equipment, net	3,214	3,673
Patent	1,803	1,803
	5,017	5,476
TOTAL ASSETS	$28,743	$29,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,535	$139,603
Accounts payable - related party	124,875	124,875
Accrued salaries	214,000	176,250
Deferred revenue	27,400	24,900
Convertible notes payable	112,500	102,500
Convertible notes payable, net of discount	47,397	27,397
Note payable - related party	30,500	13,000
Notes payable	7,000	7,000
TOTAL CURRENT LIABILITIES	740,207	615,525

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized, 15,610,000 and shares issued and outstanding, respectively	857,267	857,267
Accumulated deficit during development stage	(1,568,731)	(1,443,456)
Total Stockholders’ Deficiency	(711,464)	(586,189)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$28,743	$29,336

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.

(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,		For the Period From April 1, 2004 , (Inception) to March 31
	2010	2009	2010
Revenue
Sale of products	—	—	770
Licensing fees	2,500	$2,500	$25,000
	2,500	2,500	25,770
OPERATING EXPENSES
General and administrative	3,956	1,220	155,997
Rent	7,394	10,500	92,970
Professional fees	29,402	8,205	355,681
Salaries	37,750	18,750	252,750
Research and development	—	—	78,850
Advertising	10,000	—	42,956
Consulting	15,000	—	553,955
TOTAL OPERATING EXPENSES	103,502	38,675	1,533,159

Net loss from operations	(101,002)	(36,175)	(1,507,389)

OTHER EXPENSES
Interest Expense	24,273	345	61,342

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(125,275)	(36,520)	(1,568,731)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(125,275)	$(36,520)	$(1,568,731)

Net loss per share - basic and diluted	(0.01)	(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	15,610,000	15,460,000

The accompanying notes are an integral part of these financial statements.

IMMUNOBIOTICS, INC.

(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31,		For the Period From April 1, 2004 (Inception)
	2010	2009	to March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,275)	$(36,520)	$(1,568,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	—	—	60,000
Warrants issued for services		—	180,000
Amortization of debt discount	20,000	—	47,397
Depreciation expense	459	238	2,313
Changes in operating assets and liabilities:
Increase in inventory	—	—	(15,471)
Increase in deferred revenue	2,500	6,000	27,400
Increase in accrued payroll	37,750	18,608	214,000
Accounts payable and accrued expenses	36,932	7,432	176,534
Accounts payable related party	—	—	124,876
Net Cash Used In Operating Activities	(27,634)	(4,242)	(751,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	—	—	(5,528)
Net Cash Used in Investing Activities	—	—	(5,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	—	7,000
Proceeds from convertible notes payable	10,000	—	112,500
Proceeds from convertible notes payable	—	—	100,000
Proceeds from notes payable - related party	17,500	—	30,500
Proceeds from capital contribution from related party	—	—	115,365
Proceeds from issuance of common stock	—	—	400,100
Net Cash Provided By Financing Activities	27,500	—	765,465

NET INCREASE (DECREASE) IN CASH	(134)	(4,242)	8,255

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,389	4,870	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,255	$628	$8,255

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest expense	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

(F/K/A MULTINATIONAL MERGER CORPORATION)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2010
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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $711,464, working capital deficit of $716,481and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay    10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three months ended March 31, 2010 and 2009, the Company recognized as revenue the minimum earned royalty of $2,500 and $2,500, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

During the three months ended March 31, 2010 and 2009, one customer accounted 100% of the Company's sales.

Net Loss per Share

Basic and diluted net losses per common share are presented in accordance with ASC 260, “Earnings Per Share”, for all periods presented.

Indefinite-lived and Long-Lived Assets

The Company accounts for long-lived assets under ASC 350 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets”. In accordance with ASC 350, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of March 31, 2010 and, therefore, has recorded no loss from impairment in its statement of operations.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not impact the Company’s results of operations, cash flows or financial positions.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations; however, it may affect any future stock distributions.

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

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

Raw materials	$15,471	$15,471
Total inventories	$15,471	$15,471

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

NOTE 7 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the three months ended March 31, 2010 and 2009 was $459 and $238, respectively.

NOTE 8 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest at March 31, 2010 and December 31, 2009 amounted to $1,887 and $1,542, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible note payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at March 31 2010 and December 31, 2009 amounted to $7,632 and $5,552, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. The note is currently in default.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at March 31, 2010 and December 31, 2009 amounted to $721 and $468, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

In December 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at March 31, 2010 and December 31, 2009 amounted to $288 and $36, respectively. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

In February 2010 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at March 31, 2010 amounted to $115. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

NOTE 10 -   CONVERTIBLE NOTES PAYABLE

March 31, 2010
Note Amount	$100,000
Discount	(52,603)
Net	$47,397

On September 22, 2009, a third party loaned Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at a price of $1.00 per share of common stock.  In addition the Company issued warrants to purchase 200,000 shares of common stock with cash-less exercise price of $.05 per share for eighteen months from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 110%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $230,050. The Company will amortize the value up to the principle of the note of $100,000 over the term of the note.  As of March 31, 2010 the Company recorded and accrued interest of $4,205 and amortization of $52,603 related to the note.

NOTE 11   NOTES PAYABLE – RELATED PARTY

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $30,500 pursuant to a notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at March 31, 2010 was $366.

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

In January 2008, the Company entered into employment agreement with Thomas Lahey, to serve as President and Chief Executive Officer. The agreement provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement). In addition, the agreement also provides medical benefits and a car allowance of $300 per month. The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expired December 31, 2009 and was automatically renewed unless either party notifies the other 90 days prior to expiration. For the three months ended March 31, 2010 and 2009 the Company has recorded $18,750 of salary expense, respectively. As of March 1, 2010, the Company recorded accrued salary of $135,000. Mr. Lahey now serves as the Company’s Chief Operating Officer and Chairman of the Board.

On May 14, 2009, Daniel Smith, a Company consultant since 2007, was appointed to the position of President and Chief Executive Officer. The Company is recording a monthly salary expense of $8,000. During the three months ended March 31, 2010 the Company recorded salary expense of $24,000. Accrued salary at March 31, 2010 amount to $79,000. On April 23, 2010 Mr. Smith resigned.

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $30,500 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at March 31, 2010 was $366.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 14-SUBSEQUENT EVENT

The Company evaluated subsequent events through May 20, 2010 the date the financial statements were issued and concluded there are no material subsequent events.

In April 2010 the Company issued a total of 7,850,000 shares of common stock. 4,000,000 were issued but not transferred yet for patents currently owned by the Company’s Chairman, Chief Executive Officer and President and its Chief Financial Officer. The remaining 3,850,000 were issued to third parties for services.

The Company evaluated subsequent events through May 20, 2010 the date the financial statements were issued.

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

General

The following discussion and analysis should be read in conjunction with the our financial statements and related footnotes for the year ended December 31, 2009 included in our Form 10K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue - During the quarter ended March 31, 2010 we generated revenue of $2,500.  During the same period of 2009, we also generated revenue of $2,500.

Expenses- Our total operating expenses for the three months ended March 31, 2010 increased 168% from $38,675 for the three months ended March 31, 2009 to $103,502 for the three months ended March 31,2010.  The increase in operating expense was primarily related to a 101% increase in salaries from $18,750 for the three months ended March 31, 2009 to $37,750 for the three months ended March 31, 2010,  a 258% increase in professional fees from $8,210 for the three months ended March 31, 2009 to $29,402 for the three months ended March 31, 2010 and the addition of consulting expenses and advertising expenses of $15,000 and $10,000 for the three months ended March 31, 2010, all of which was offset by a slight decrease in rent expense. The professional fees primarily consisted of accounting and other fees  incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on-going corporate governance.

Continued -

Salary expense increased due to the addition of a new Chief Executive Officer for a portion of the year. The salary of $37,750 represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $7,394 also represents accrued expense for the rent of our office facility that we share with our licensee.

Net loss for the quarter ended March 31, 2010 increased from $36,520 for the quarter ended March 31, 2009 as compared to $125,275 for the period ended March 31, 2010.  The increase was attributed to the increased expenses previously described.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

 For the three months ended March 31, 2010, we had cash flows from financing activities of $27,500 related to the proceeds of notes payable form our Chief Executive Officer and a third party. Our cash used in operating activities was $27,634 and reflected an increase in accrued payroll and an increase in accounts payable and accrued expenses.  Our cash at the end of the period was $8,255.

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

Current and Future Financing Needs

We have incurred an accumulated deficit of $1,568,731 through March 31, 2010 and at March 31, 2010 had a stockholder deficiency of $711,464. We have incurred negative cash flow from operations since we started our business. During the three months ended June 30, 2009 we borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are past due and are currently in default. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During May 2010, we issued 7,850,000 shares to 50 individuals, 4,000,000 of which were issued but not transferred yet for patents currently owned by the Company’s Chairman, Chief Executive Officer and President and its Chief Financial Officer in.  The remaining 3,850,000 were issued to third parties for services.  The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3.  Defaults Upon Senior Securities

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible notes payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at March 31 2010 and December 31, 2009 amounted to $7,632 and $5,552, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. The notes are currently in default.

Item 4.  Removed and Reserved

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

DATE: May 24, 2010	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas Lahey
Thomas Lahey Chairman, Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Vithal J. Rajadhyaksha
Vithal J. Rajadhyaksha Chief Financial Officer (Principal Financial Officer)