Form 10-Q
period 2010-06-30
ImmunoBiotics, Inc.
filed 2010-09-23
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 23,460,000 shares of common stock, $.001 par value per share, as of September 15, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

IMMUNOBIOTICS, INC.

IMMUNOBIOTICS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalent	$1,010	$8,389
Prepaid expenses	1,778	-
Inventory	14,021	15,471
	16,809	23,860

Computer equipment, net	2,754	3,673
Deposits	2,500	-
Patent	1,803	1,803
	7,057	5,476

TOTAL ASSETS	$23,866	$29,336

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$185,877	$139,603
Accounts payable - related party	124,875	124,875
Accrued salaries	238,750	176,250
Deferred revenue	26,900	24,900
Convertible notes payable	112,500	102,500
Convertible note payable, net of discount	71,781	27,397
Note payable - related party	42,500	13,000
Notes payable	7,000	7,000

TOTAL CURRENT LIABILITIES	810,183	615,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, no par value, 100,000,000 shares authorized, 23,460,000 and 15,610,000 shares issued
and outstanding, respectively	2,528,643	857,267
Accumulated deficit during development stage	(3,314,960)	(1,443,456)
Total Stockholders’ Equity (Deficit)	(786,317)	(586,189)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,866	$29,336

IMMUNOBIOTICS, INC.
(A Development Stage Company)
Unaudited Statements of Operations for the three months ended
June 30, 2010 and 2009 and for the period from April 1, 2004 (inception) to June 30, 2010

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From April 1, 2004 (Inception) to June 30,
	2010	2009	2010	2009	2010
Revenue
Sale of products	1,900	770	1,900	770	2,670
Licensing fees	$2,500	$2,500	5,000	$5,000	$27,500
Total Revenue	4,400	3,270	6,900	5,770	30,170
OPERATING EXPENSES
Cost of goods sold	1,900	-	1,900	-	1,900
General and administrative	3,987	75,102	6,642	76,323	158,684
Rent	2,000	10,894	9,394	21,394	94,970
Professional fees	16,630	45,659	46,332	50,863	372,611
Salaries	24,750	18,750	62,500	37,500	277,500
Research and development		31,975	-	31,975	78,850
Patent impairment	1,534,375	-	1,534,375	-	1,534,375
Advertising	-	7,900	10,000	7,900	42,956
Consulting	128,800	73,063	143,800	73,063	682,754

TOTAL OPERATING EXPENSES	1,712,442	263,343	1,814943	299,018	3,244,600

Loss from operations	(1,708,042)	(260,073)	(1,808,043)	(293,248)	(3,214,430)

OTHER EXPENSES
Financing expense	8,200	-	8,200	-	8,200
Interest expense	29,988	1,742	55,261	2,087	92,330
	38,188	1,742	63,461	2,087	100,530
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(1,746,230)	(261,815)	(1,871,504)	(295,335)	(3,314,960)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,746,230)	$(261,815)	(1,871,504)	$(295,335)	$(3,314,960)

Net loss per share - basic and diluted	(0.10)	(0.02)	(0.12)	(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	17,594,066	15,460,000	16,607,514	15,460,000

IMMUNOBIOTICS, INC.
(A Development Stage Company)
Unaudited Statements of Cash Flows for the three months ended
June 30, 2010 and 2009 (unaudited) and for the period from April 1, 2004 (inception) to June 30, 2010

	For The Six Months Ended June 30,	For The Six Months Ended June 30,	For the Period From April 1, 2004 (Inception) to June 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,871,504)	$(295,335)	$(3,314,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	128,800	-	188,800
Common stock issued for financing	8,200		8,200
Warrants issued for services	-	-	180,000
Amortization of debt discount	44,384		71,781
Depreciation expense	919	698	2,773
Impairment of patents	1,534,375	-	1,534,375
Changes in operating assets and liabilities:
Increase in inventory	1,450	-	(14,021)
Increase in prepaid expenses	(1,778)	-	(1,778)
Increase in deposits	(2,500)	-	(2,500)
Increase in deferred revenue	2,000	24,000	26,900
Increase in accrued payroll	62,500	37,500	238,750
Accounts payable and accrued expenses	46,275	39,023	185,887
Accounts payable related party	-	124,875	124,866
Net Cash Used In Operating Activities	(46,879)	(69,239)	(770,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment	-	(2,668)	(5,528)
Net Cash Used in Investing Activities	-	(2,668)	(5,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	7,000
Proceeds from convertible notes payable	10,000	82,500	112,500
Proceeds from convertible notes payable			100,000
Proceeds from notes payable - related party	29,500	-	42,500
Proceeds from capital contribution from related party	-	-	115,365
Proceeds from issuance of common stock	-	-	400,100
Net Cash Provided By Financing Activities	39,500	82,500	777,465

NET INCREASE (DECREASE) IN CASH	(7,379)	10,593	1,010

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,389	4,870	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,010	$15,463	$1,010

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-
Patents acquired by issuance of common stock	$1,534,375	$-	$1,534,375

IMMUNOBIOTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2010

NOTE 1 – ORGANIZATION

Organization

ImmunoBiotics, Inc. (the “Company”) was incorporated under the laws of the State of Florida on April 1, 2004 under the name Multinational Merger Corporation. The Company changed its name from Multinational Meger Corporation to Immunobiotics, Inc in August, 2007. The Company was originally formed for the purpose of, and engaged in the business of, conducting regulatory compliance consulting, through its website, the archive of which can be seen at http://web.archive.org/web/20050322155356/http://www.mmc2100.com/. The Company discontinued its consulting operations in November 2005. The Company changed its name to Immunobiotics, Inc. in August 2007 after its acquisition in May 2007 of US Patent number 6,774,142 entitled “Inhibition by 3-Deoxyflavonoids of T-Lymphocyte Activation and Therapies Related Thereto” which protects the compounds and formulas that the products manufactured in accordance with its licensing agreements are based upon as well as the use of Luteolin in the prevention and treatment of many diseases. The Company is in the business of licensing the manufacture, distribution, and sale of nutraceutical products that are made entirely of naturally occurring dietary substances.

Activities during the development stage include developing the business plan and raising capital.  Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $786,317, working capital deficit of $793,374 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay      10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three and six months ended June 30, 2010 and 2009, the Company recognized as revenue the minimum earned royalty of $2,500, $2,500 , $5,000 and $5,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

During the three and six months ended June 30, 2010 and 2009, one customer accounted 57%, 72%, 100% and 100% of the Company's sales.

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of June 30, 2010 and, therefore, has recorded no loss from impairment in its statement of operations. In June, 2010 the Company acquired patents valued at $1,534,375. The Company elected to impair the value of $1,534,375 at June 30, 2010,

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505, ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard did not have a material impact on the Company’s financial position and results of operations; however, it may affect any future stock distributions.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirements that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance and has been adopted by the Company.

In April 2010, the FASB issued Accounting Standard Update No. 2010-13 “Stock Compensation” (Topic 718). ASU No.2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted. The Company currently has no such awards and does not anticipate any material impact on its results of operations as a result of adoption.

Other ASUs are effective after June 30, 2010 are not expected to have a significant effect on the Company's financial position as result of operations.

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

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

Raw materials	$14,021	$15,471
Total inventories	$14,021	$15,471

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

On June 7, 2010 the Company acquired the Chinese patents from SYNORx, a related party company. The Company issued a total of 6,137,500 shares of common stock value at $1,534,375 ($.25 per share) the fair market on the date of issuance. Management elected to impair the value of the patent at June 30, 2010.

NOTE 7 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the six Months ended June 30, 2010 and 2009 was $919 and $238, respectively.

NOTE 8 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest at June 30, 2010 and December 31, 2009 amounted to $2,236 and $1,542, respectively, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

 NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible note payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $9,688 and $5,552, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. The note is currently in default.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $970 and $468, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

 In December 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at June 30, 2010 and December 31, 2009 amounted to $537 and $36, respectively. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

In February 2010 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at June 30, 2010 amounted to $364. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

 NOTE 10 -   CONVERTIBLE NOTE PAYABLE

June 30, 2010
Note Amount	$100,000
Discount	(28,219)
Net	$71,781

On September 22, 2009, a third party loaned Company loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at a price of $1.00 per share of common stock.  In addition the Company issued warrants to purchase 200,000 shares of common stock with cash-less exercise price of $.05 per share for eighteen months from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 110%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $230,050. The Company will amortize the value up to the principle of the note of $100,000 over the term of the note.  As of June 30, 2010 the Company recorded and accrued interest of $6,203 and convertible note payable, net of discount of $71,781 in the accompanying financial statements.

NOTE 11   NOTES PAYABLE – RELATED PARTY

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $42,500 pursuant to a notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at June 30, 2010 was $822.

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

In June 2010 the Company issued a total of 1,610,000 shares of common stock value at $128,800 ($.08 per share) for services.

(D) Common stock issued for financing fees

In June 2010 the Company issued a total of 102,500 shares of common stock value at $8,200 ($.08 per share) for financing fees.

(E) Common stock issued for patents

On June 7, 2010 the Company acquired the Chinese patents from SYNORx, a related party company. The Company issued a total of 6,137,500 shares of common stock value at $1,534,375 ($.25 per share) the fair market on the date of issuance. Management elected to impair the value of the patent at June 30, 2010.

(F) Sale of common Stock

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

In January 2008, the Company entered into employment agreement with Thomas Lahey, to serve as President and Chief Executive Officer. The agreement provides that he will serve as our President and Chief Executive Officer for an annual salary of $75,000 with annual increases in the salary of at least 5% and an annual bonus equal to a percentage of net income (as defined in the agreement). In addition, the agreement also provides medical benefits and a car allowance of $300 per month. The agreement also provides for life insurance in the amount of $2,000,000, with this individual having the right to name the beneficiary for $1,000,000. The agreement expired December 31, 2009 and was automatically renewed unless either party notifies the other 90 days prior to expiration. For the three and six months ended June 30, 2010 and 2009 the Company has recorded $18,750, $37,500, $18,750 and $37,500 of salary expense, respectively. As of June 30, 2010, the Company recorded accrued salary of $153,750. Mr. Lahey now serves as the Company’s Chief Operating Officer and Chairman of the Board.

On May 14, 2009, Daniel Smith, a Company consultant since 2007, was appointed to the position of President and Chief Executive Officer. The Company recorded a monthly salary expense of $8,000. During the three and six months ended June 30, 2010 the Company recorded salary expense of $6,000 and $30,000, respectively. Accrued salary at June 30, 2010 amount to $85,000. On April 23, 2010 Mr. Smith resigned.

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $30,500 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at June 30, 2010 was $822.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 14-SUBSEQUENT EVENT

Management evaluated all activities of the Company through the issue date of the Company's financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements.

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

RESULTS OF OPERATIONS

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenue - During the quarter ended June 30, 2010 we generated revenue of $4,400.  During the same period of 2009, we generated revenue of $3,270.

Expenses- Our total operating expenses for the three months ended June 30, 2010 was $1,712,442 as compared to $263,343 for the three months ended June 30, 2009.  The increase in operating expense was primarily related to a patent impairment of $1,534,375, consulting fees of $128,800, and to a lesser extent, an increase in salary of $6,000, offset by a decrease in professional fees of $29,029.

Net loss for the quarter ended June 30, 2010 increased from $261,815 for the three months ended June 30, 2009 as compared to $1,746,230 for the six months ended June 30, 2010.  The increase was primarily attributed to an increase in expenses and impairment of patents.

Continued –

Rent expense decreased from $21,394 for the six months ended June 30, 2009 to $9,394 for the six months ended June 30, 2010. The salary of $62,500 represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. Interest expense increased from $2,087 for the six months ended June 30, 2009 to $55,261 for the six months ended June 30, 2010 as a result of the increased notes payables.

Net loss increased from $295,335 for the six months ended June 30, 2009 as compared to $1,871,504 for the six months ended June 30, 2010.  The increase was primarily attributed to an increase in expenses and patent impairment.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

For the six months ended June 30, 2010, our cash used in operating activities wasf $46,879 which was comprised primarily of common stock issued for services of $128,800, impairment of patents of $1,534,375, amortization of debt discount of $44,384, an increase in accrued payroll of  $62,500 and an increase in accounts payable and accrued expenses of $46,275. For the six months ended June 30, 2009, our cash used in operating activities was $69,239.

For the six months ended June 30, 2010, we had $39,500 in cash flows from financing activities, comprised of $10,000 from the proceeds of a convertible note and $29,500 from proceeds from a note payable to a related party. Our cash at the end of the period June 30, 2010 was $1,010. For the six months ended June 30, 2009, we has $82,500 in cash flows from financial activities, our cash of June 30, 2009 was $15,463.

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

Accounts Receivable and Accounts Payable

We do not anticipate that we will have any significant level of accounts receivable in connection with the operation of our business.  We will require each customer to pay us via credit card or cash equivalent prior to the time that any product is shipped to the customer.  Additionally, we do not anticipate that we will have a significant level of accounts payable, because most of the vendors that our licensee derives products from will not have a direct relationship with us but we anticipate that they will require our licensee to pay them before products are shipped

Current and Future Financing Needs

We have incurred an accumulated deficit of $3,314,960 through June 30, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In June 2010 the Company issued a total of 1,610,000 shares of common stock valued at $140,800 ($.08 per share) for services. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

In June 2010 the Company issued a total of 102,500 shares of common stock valued at $8,200 ($.08 per share) for financing fees. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

On June 7, 2010 the Company acquired the Chinese patents from SYNORx, a related party company. The Company issued a total of 6,137,500 shares of common stock to SYNORx valued at $1,534,375 ($.25) per share) the fair market on the date of issuance. Management elected to impair the value of the patent at June 30, 2010. The issuance of the securities qualified for exemption under Section 4(2) of the Securities Act of 1933 (the “Act”) since the issuance by us did not involve a public offering. The offering was not a public offering as defined in Section 4(2) because the offer and sale was made to an insubstantial number of persons and because of the manner of the offering. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to, and received, securities bearing a legend stating that such securities are restricted. This restriction ensured that these securities will not be immediately redistributed into the market and therefore be part of a public offering. This offering was done with no general solicitation or advertising by us. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

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

DATE: September 23, 2010	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas Lahey
Thomas Lahey Chairman, Chief Executive Officer and President (Principal Executive Officer)