Form 10-Q
period 2010-09-30
ImmunoBiotics, Inc.
filed 2010-11-22
CIK 1413579

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

[mark one]

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number 000-52941
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

Number of shares outstanding of the issuer’s common stock as of the latest practicable date: 23,460,000 shares of common stock, $.001 par value per share, as of November 19, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

Index

IMMUNOBIOTICS, INC.

Index

Item 1.  Financial Statements

IMMUNOBIOTICS, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2009
		(Audited)
CURRENT ASSETS
Cash	$966	$8,389
Prepaid expenses	1,778	-
Inventory	14,021	15,471
	16,765	23,860

Computer equipment, net	2,295	3,673
Deposits	2,500	-
Patent	1,803	1,803
	6,598	5,476

TOTAL ASSETS	$23,363	$29,336

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$249,261	$139,603
Accounts payable - related party	124,875	124,875
Accrued salaries	257,500	176,250
Deferred revenue	28,900	24,900
Convertible notes payable	112,500	102,500
Convertible notes payable, net of discount	100,000	27,397
Note payable - related partry	42,500	13,000
Notes payable	7,000	7,000

TOTAL CURRENT LIABILITIES	922,536	615,525

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized, 23,460,000 and 15,610,000 shares issued and outstanding, respectively	2,528,643	857,267
Accumulated deficit during development stage	(3,427,816)	(1,443,456)
Total Stockholders’ Deficiency	(899,173)	(586,189)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23,363	$29,336

Index
IMMUNOBIOTICS, INC.
(A Development Stage Company)
Unaudited Statements of Operations for the three and nine months ended
September 30, 2010 and 2009 and for the period from April 1, 2004 (inception) to September 30, 2010

	For the Three Months Ended		For the Nine Months Ended		For the Period From April 1, 2004 (Inception) to
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
Revenue
Sale of products	-	-	1,900	770	2,670
Licensing fees	$2,500	$2,500	7,500	$7,500	$30,000
	2,500	2,500	9,400	8,270	32,670
OPERATING EXPENSES
Cost of goods sold	-		1,900		1,900
General and administrative	2,348	5,717	8,089	82,038	160,131
Rent	3,556	7,394	12,950	28,788	98,526
Professional fees	27,601	22,772	73,933	73,635	400,212
Salaries	17,850	18,750	81,250	56,250	296,250
Research and development		-	-	31,975	78,850
Patent impairment	-		1,534,375	-	1,534,375
Advertising	-	-	10,000	7,900	42,956
Consulting	33,000	214,000	176,800	287,063	715,755

TOTAL OPERATING EXPENSES	84,355	268,633	1,899,297	567,649	3,328,955

Net loss from operations	(81,855)	(266,133)	(1,889,897)	(559,379)	(3,296,285)

OTHER EXPENSES
Financing expense	-	-	8,200	-	8,200
Interest expense	31,000	5,106	86,262	7,104	123,331
	31,000	5,106	94,462	7,104	131,531
NET LOSS BEFORE PROVISION FOR
INCOME TAXES	(112,855)	(271,239)	(1,984,359)	(566,483)	(3,427,816)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(112,855)	$(271,239)	(1,984,359)	$(566,483)	$(3,427,816)

Net loss per share - basic and diluted	(0.00)	(0.02)	(0.10)	(0.04)

Weighted average number of shares outstanding during the period - basic and diluted	23,460,000	15,566,667	18,953,519	15,495,556

Index
IMMUNOBIOTICS, INC.
(A Development Stage Company)
Unaudited Statements of Cash Flows for the nine months ended
September 30, 2010 and 2009 (unaudited) and for the period from April 1, 2004 (inception) to September 30, 2010

	For the Nine Months Ended September 30,			For the Period From April 1, 2004 (Inception) to
	2010		2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,984,359)	$(566,483)	$(3,427,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		128,800	180,000	188,800
Common stock issued for financing		8,200		8,200
Warrants issued for services			-	180,000
Amortization of debt discount		72,603	2,192	100,000
Depreciation expense		1,378	1,157	3,232
Impairment of patents		1,534,375		1,534,375
Changes in operating assets and liabilities:
Increase in inventory		1,450		(14,021)
Increase in prepaid expenses		(1,778)		(1,778)
Increase in deposits		(2,500)		(2,500)
Increase in deferred revenue		4,000	26,500	28,900
Increase in accrued payroll		81,250	56,108	257,500
Accounts payable and accrued expenses		109,658	72,076	249,271
Accounts payable related party		-	124,875	124,866
Net Cash Used In Operating Activities		(46,923)	(103,575)	(770,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment		-	(2,668)	(5,528)
Net Cash Used in Investing Activities		-	(2,668)	(5,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable		-	-	7,000
Proceeds from convertible notes payable		10,000	192,500	112,500
Proceeds from convertible notes payable			-	100,000
Proceeds from notes payable - related party		29,500	-	42,500
Proceeds from capital contribution from related party		-	-	115,365
Proceeds from issuance of common stock		-	-	400,100
Net Cash Provided By Financing Activities		39,500	192,500	777,465

NET INCREASE (DECREASE) IN CASH		(7,423)	86,257	966

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		8,389	4,870	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$966	$91,127	$966

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes		$-	$-	$-
Cash paid for interest expense		$-	$-	$-
Patents aquired by issuance of common stock		$1,534,375	$-	$1,534,375
Issuance of common stock for services rendered	$		$180,000	$180,000

Index

IMMUNOBIOTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2010 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

Going Concern

The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company is in the development stage with limited operations, a stockholders' deficit of $899,173, working capital deficit of $905,771 and has incurred operating losses since its inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Index

Revenue Recognition

Revenue is recognized when earned. In consideration for the Non-exclusive Patent License Agreement, Licensee shall manufacture and deliver to Licensor 5,000 bottles of 10 mg LutiMax tablets, bottled and labeled as directed by Licensor. Label copy and labels will be provided by Licensor. In addition to the manufacture and delivery of the 5,000 bottles of LutiMax 10 mg tablets, Licensee will pay a royalty of 5% of net sales of products sold by Licensee that are covered by the Patent for the first $500,000 in sales per year, 7.5% of net sales per year from $500,000 to $1,000,000 in sales, and for net sales exceeding $1,000,000 per year, Licensee will pay   10% of net sales. Licensee shall pay to Licensor annually a minimum earned royalty of $10,000. The payments of the royalties or minimum annual royalty payment will be paid quarterly within 30 days of completion of each quarter beginning the effective date of this Non-exclusive Patent License Agreement. For the three and nine months ended September 30, 2010 and 2009, the Company recognized as revenue the minimum earned royalty of $2,500, $2,500 , $7,500 and $7,500, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

During the three and nine months ended September 30, 2010 and 2009, one customer accounted 100%, 79%, 100% and 91% of the Company's sales.

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

The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value. The Company currently carries $1,803 as an intangible asset associated with the acquisition of a patent. The Company does not believe any impairment of this asset has occurred as of June 30, 2010 and, therefore, has recorded no loss from impairment in its statement of operations. In June, 2010 the Company acquired patents valued at $1,534,375. The Company elected to impair the value of $1,534,375 as of June 30, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified for comparative purposes to conform to the presentation in the current year financial statements.

Index

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

Other ASUs are effective after September 30, 2010 are not expected to have a significant effect on the Company's financial position as result of operations.

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

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

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

Index

NOTE 7 – COMPUTER EQUIPMENT

The Company purchased computer equipment. The Company is depreciating it over its estimated useful life of 3 years. Depreciation expense for the nine Months ended September 30, 2010 and 2009 was $2,589 and $1,157, respectively.

NOTE 8 – NOTE PAYABLE

On November 24, 2008 the Company borrowed $7,000 pursuant to a note payable. The note bears interest at a rate of 20% per annum.  Accrued interest at September 30, 2010 and December 31, 2009 amounted to $2,236 and $1,542, respectively, which is included in accounts payable and accrued expenses in the accompanying balance sheets.

 NOTE 9 – CONVERTIBLE NOTES PAYABLE

During the three months ended June 30, 2009 the Company borrowed a total of $82,500 pursuant to several convertible note payable. The notes are due 180 days from the date of issuance and bear an interest rate of 10% per annum. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $11,768 and $5,552, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock. The note is currently in default.

In July 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $1,222 and $468, respectively. The notes are convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

 In December 2009 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at September 30, 2010 and December 31, 2009 amounted to $789 and $36, respectively. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

In February 2010 the Company borrowed a total of $10,000 pursuant to a convertible notes payable. The note is due one year from the date of issuance and bears an interest rate of 10% per annum. Accrued interest at September 30, 2010 amounted to $616. The note is convertible at the request of the holder at a fixed price of $1.00 per share of common stock.

 NOTE 10 -   CONVERTIBLE NOTE PAYABLE

September 30, 2010
Note Amount	$100,000
Discount	-
Net	$100,000

On September 22, 2009, a third party loaned the Company $100,000. The loan bears a rate of interest of 8% per annum and is payable twelve months from the date of issuance. The holder of the note has the right to convert the note into common stock of the Company at a price of $1.00 per share of common stock.  In addition the Company issued warrants to purchase 200,000 shares of common stock with cash-less exercise price of $.05 per share for eighteen months from the date of the note. The fair value of the warrants was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend yield 0%, volatility 110%, risk-free interest rate of 1%, and expected warrant life of 6 months. The fair value of the warrants on the date of issuance was $230,050. The Company will amortize the value up to the principle of the note of $100,000 over the term of the note.  As of September 30, 2010 the Company recorded and accrued interest of $8,219 and convertible note payable, net of discount of $0 in the accompanying financial statements.

Index

NOTE 11   NOTES PAYABLE – RELATED PARTY

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $42,500 pursuant to a notes payable. The notes are due one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at September 30, 2010 was $1,284.

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

Index

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

The Company’s Chief Operating Officer and Chairman of the Board loaned the Company a total of $30,500 pursuant to a notes payable. The notes are one year from the date of issuance and accrue interest at a rate of 6% per annum. Accrued interest at September 30, 2010 was $1,284.

During the year ended December 31, 2008, related parties contributed $26,860 to the Company.

NOTE 14-SUBSEQUENT EVENT

Management evaluated all activities of the Company through the issue date of the Company's financial statements and concluded that no subsequent events have occurred that would require recognition in the financial statements.

Index

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

Index

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

RESULTS OF OPERATIONS

Results of Operations

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

Revenue - During the nine months ended September 30, 2010 we generated revenue of $9,400.  During the same period of 2009, we also generated revenue of $8,270.

Expenses- Our total operating expenses for the nine months ended September 30, 2010 was $1,899,297 as compared to $567,649 for the nine months ended September 30, 2009.  The increase in operating expense was primarily related to a patent impairment and to a lesser extent an increase in salaries offset by a decrease in consulting fees and research and development The operating expenses for the nine months ended September 30, 2010 were primarily attributable to a patent impairment of $1,534,375,  accrued salaries which were $81,250 for the nine months, consulting fees  which were $176,800and  professional fees which were $73,933.  The professional fees primarily consisted of accounting and other fees  incurred by us in connection with our obligations as a reporting company under the Securities Exchange Act of 1934 for our required regulatory filings and on-going corporate governance.

Salary expense remained constant for the nine month period ended September 30, 2009 as compared to September 30, 2010. The salary of $81,250 represents accrued salary for amounts which are owed to our President and Chief Executive Officer pursuant to the terms of his employment agreement. The rent expense of $12,950 also represents accrued expense for the rent of our office facility that we share with our licensee.

Net loss for the nine months ended September 30, 2010 increased to $1,984,359 for the quarter ended September 30, 2009 as compared to $566,483 for the period ended September 30, 2010.  The increase was primarily attributed to an increase in Operating Expenses.

Liquidity and Capital Resources

To date, we have generated minimal revenue from our nutraceutical business.

Index

For the nine months ended September 30, 2010, we had $39,500 of  cash flows from financing activities, of which $29,500 was proceeds from a note financing and $10,000 was proceeds from convertible notes..  Our cash used in operating activities was $46,923.  Our cash at the end of the period was $966.

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

We have incurred an accumulated deficit of $3,427,816 through September 30, 2010. We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy, including our planned product development efforts, our clinical trials, and fees in connection with regulatory compliance and corporate governance. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control.  If our anticipated sales for the next few months do not meet our expectations, our existing resources will not be sufficient to meet our cash flow requirements for the next few months.  Furthermore, if our expenses exceed our anticipations, we will need additional funds to implement our business plan.  We will not be able to fully establish our business if we do not have adequate working capital and if we do not have adequate working capital we may need to raise additional funds, whether through a stock offering or otherwise.

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

Other factors that may impact our financing needs include the following:

●	the progress of the development efforts of parties with whom we have entered into research and development agreements;

●	our ability to maintain current research and development programs and to establish new research and development and licensing arrangements;

●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights; and

●	the costs and timing of regulatory approvals.

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

Index
Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None for the quarter
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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 22, 2010	IMMUNOBIOTICS, INC. (Registrant)
	By:	/s/ Thomas Lahey
Thomas Lahey Chairman, Chief Executive Officer and President (Principal Executive Officer)